Form 10-Q
period 1993-12-31
ASSOCIATED NATURAL GAS CORP
filed 1994-02-14
CIK 836666

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                       OR

( )  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
- --------------------------------------------------------------------------------

For the quarter ended December 31, 1993         Commission file number 1-10008


      A S S O C I A T E D   N A T U R A L   G A S   C O R P O R A T I O N
             (Exact name of registrant as specified in its charter)



              Delaware                                84-1006841
- ---------------------------------------   -----------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

      370 17th Street, Suite 900
           Denver, Colorado                              80202
- ---------------------------------------         -------------------------
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (303) 595-3331

- --------------------------------------------------------------------------------

           (Former Name, Former Address and Former Fiscal Year,
                      if changed since last report)


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No ____
                                               ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

             Class                             Outstanding at December 31, 1993
 -----------------------------                 --------------------------------
  Common Stock, $.10 par value                         13,418,644 shares

================================================================================

                       ASSOCIATED NATURAL GAS CORPORATION
                                   FORM 10-Q

                                     INDEX
                                     -----



PART  ITEM                                                        PAGE
- ----  ----                                                        ----

I.    FINANCIAL INFORMATION:

      1.  Financial Statements:

          Consolidated Balance Sheets, December 31, 1993
              and September 30, 1993 (Unaudited) . . . . . . . . . . 2

          Consolidated Statements of Operations, Three Months
              Ended December 31, 1993 and 1992 (Unaudited) . . . . . 4

          Consolidated Statements of Cash Flows, Three Months
              Ended December 31, 1993 and 1992 (Unaudited) . . . . . 5

          Notes to Consolidated Financial Statements . . . . . . . . 7

      2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . .10


II.   OTHER INFORMATION - Items 1 through 6. . . . . . . . . . . . .14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                       ASSOCIATED NATURAL GAS CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                     DECEMBER 31,  SEPTEMBER 30,
      ASSETS                                            1993           1993
      ------                                            ----           ----


Current assets:
   Cash and cash equivalents                          $ 50,970,965   44,910,764
   Accounts receivable, net of allowance               160,075,544  147,709,668
   Natural gas, crude oil and petroleum
     product inventories                                24,278,558   27,312,207
   Notes receivable                                      3,420,326    3,728,258
   Income taxes receivable                                 ---        1,236,271
   Other                                                   498,327      270,108
                                                      ------------  -----------

      Total current assets                             239,243,720  225,167,276
                                                      ------------  -----------


Property, plant, and equipment, at cost:
   Natural gas processing facilities                    88,644,305   86,531,133
   Natural gas and crude oil pipelines                 381,732,299  317,771,823
   Construction in progress                             14,721,398   16,485,662
   Other equipment                                      19,032,186   16,626,726
                                                      ------------  -----------
                                                       504,130,188  437,415,344
   Less accumulated depreciation                        98,314,660   92,581,123
                                                      ------------  -----------
        Total property, plant and equipment, net       405,815,528  344,834,221

Other assets:
   Goodwill, net of applicable amortization of
     $5,727,006 and $5,199,877, respectively            25,900,665   26,427,793
   Gas contracts and other intangibles, net of
     applicable amortization of $150,134 at
     Dec. 31, 1993                                       8,872,428      650,000
   Other                                                 1,476,495    1,568,241
                                                      ------------  -----------
        Total other assets                              36,249,588   28,646,034
                                                      ------------  -----------
                                                      $681,308,836  598,647,531
                                                      ============  ===========


                         (Continued)

                       ASSOCIATED NATURAL GAS CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                  (UNAUDITED)


                                                  DECEMBER 31,   SEPTEMBER 30,
     LIABILITIES AND STOCKHOLDERS' EQUITY             1993           1993
     ------------------------------------             ----           ----

 Current liabilities:
   Accounts payable:
     Trade                                       $185,738,784     171,562,416
     Other                                          3,548,048       3,253,915
                                                 ------------     -----------
                                                  189,286,832     174,816,331

   Outstanding checks in excess of bank balances   30,223,472      26,697,341
   Accrued interest expense                         1,715,943       4,427,292
   Income taxes payable                               613,631          ---
   Dividends payable                                  402,559         394,607
   Current portion of long-term debt (note 5)       4,000,000       4,000,000
                                                 ------------     -----------

       Total current liabilities                  226,242,437     210,335,571
                                                 ------------     -----------

Deferred income taxes                              39,709,000      37,956,000

Long-term debt (note 5)                           203,000,000     153,000,000
                                                 ------------     -----------

       Total liabilities                          468,951,437     401,291,571
                                                 ------------     -----------


Stockholders' equity (note 4):
   Common stock, $.10 par value. Authorized
    20,000,000 shares; issued and outstanding
    13,418,644 and 13,153,555 shares,
    respectively                                    1,341,864       1,315,355
   Additional paid-in capital                     161,640,568     151,578,087
   Unamortized restricted stock compensation
    award                                            (429,850)       (548,668)
   Retained earnings                               49,804,817      45,011,186
                                                 ------------     -----------

        Total stockholders' equity                212,357,399     197,355,960
                                                 ------------     -----------

                                                 $681,308,836     598,647,531
                                                 ============     ===========


See accompanying notes to consolidated financial statements.

                       ASSOCIATED NATURAL GAS CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                  (UNAUDITED)



                                                       1993           1992
                                                       ----           ----

 Operating revenue:
   Natural gas and petroleum products sales        $418,764,727   360,581,225
   Transportation                                     3,458,188     2,386,356
   Other                                              3,024,415     1,441,435
                                                   ------------   -----------
                                                    425,247,330   364,409,016
                                                   ------------   -----------
 Operating expenses:
   Natural gas and petroleum products purchases     391,788,743   334,069,952
   Operations                                        10,262,445     7,858,105
   General and administrative                         4,538,332     3,937,954
   Depreciation and amortization                      6,464,966     5,190,152
                                                   ------------   -----------
                                                    413,054,486   351,056,163
                                                   ------------   -----------

         Income from operations                      12,192,844    13,352,853

 Other income (expense):
   Interest expense                                  (3,511,771)   (3,229,587)
   Interest income                                      185,872       155,166
   Other, net                                            19,245        28,886
                                                   ------------   -----------
                                                     (3,306,654)   (3,045,535)
                                                   ------------   -----------

          Earnings before income taxes                8,886,190    10,307,318

Provision for income taxes expense:
   Current                                            1,885,000     2,549,000
   Deferred                                           1,805,000     1,585,000
                                                   ------------   -----------
                                                      3,690,000     4,134,000
                                                   ------------   -----------

         NET EARNINGS                              $  5,196,190     6,173,318
                                                   ============   ===========



Net earnings per common share                              $.39           .48
                                                   ============   ===========

Weighted average common shares
 outstanding (note 6)                                13,326,430    12,982,695
                                                   ------------   -----------

Common stock dividends (note 4)                            $.03           .03
                                                   ============   ===========


See accompanying notes to consolidated financial statements

                       ASSOCIATED NATURAL GAS CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                  (UNAUDITED)


                                                                   1993          1992
                                                                  -----          ----
Cash flows from operating activities:
   Net earnings                                               $  5,196,190     6,173,318
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                              6,464,966     5,190,152
      Amortization of deferred financing costs                      41,367        34,978
      Deferred income tax expense                                1,805,000     1,585,000
      Amortization of restricted stock award                       118,818        99,804
      Gain on disposition of assets                                (19,245)      (28,886)
                                                              ------------   -----------
                                                                13,607,096    13,054,366
      Change in working capital items and other
                                                                 4,048,608   (13,019,245)
          Net cash provided by operating activities           ------------   -----------
                                                                17,655,704        35,121
                                                              ------------   -----------

Cash flows from investing activities:
  Capital expenditures for property, plant and equipment       (56,786,950)  (23,803,514)
  Capital expenditures for gas contracts and
    other intangibles                                           (8,372,562)      ---
  Notes receivable, net                                            307,932    (1,100,495)
  Proceeds from disposition of assets                               51,237        54,240
  Changes in other assets                                           50,316       (25,654)
                                                              ------------   -----------
          Net cash used by investing activities                (64,750,027)  (24,875,423)
                                                              ------------   -----------

Cash flows from financing activities:
  Borrowings                                                    68,000,000    17,000,000
  Repayments of debt                                           (18,000,000)      ---
  Net proceeds from issuance of common stock                        23,000        42,400
  Dividends paid                                                  (394,607)     (389,443)
  Increase in outstanding checks in excess of bank balances      3,526,131    10,967,266
                                                              ------------   -----------
          Net cash provided by financing activities             53,154,524    27,620,223
                                                              ------------   -----------

             Net increase in cash and cash equivalents           6,060,201     2,779,921
             Cash and cash equivalents, beginning of period     44,910,764    40,026,549
                                                              ------------   -----------
             Cash and cash equivalents, end of period         $ 50,970,965    42,806,470
                                                              ============   ===========



                         (continued on following page)

                       ASSOCIATED NATURAL GAS CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                  (UNAUDITED)
                         (continued from previous page)

                                                      1993          1992
                                                      ----          ----

Change in working capital items and other:
   Increase in accounts receivable                (12,365,876)  (29,849,577)
   Decrease in natural gas, crude oil and
      petroleum product inventories                 3,033,649     6,232,141
   Decrease in income taxes receivable              1,236,271       ---
   (Increase) decrease in other current assets       (228,219)       98,209
   Increase in accounts payable                    14,470,501    10,754,524
   Decrease in accrued interest expense            (2,711,349)   (2,777,542)
   Increase in current income tax payable             613,631     2,523,000
                                                 ------------   -----------

                                                 $  4,048,608   (13,019,245)
                                                 ============   ===========


Supplemental disclosures of cash flow information:
   Cash paid for:
      Interest, net of amount capitalized        $  3,951,403     6,007,127
                                                 ============   ===========
      Income taxes                               $     35,098        26,000
                                                 ============   ===========
Supplemental schedule of noncash investing
  and financing activities:
     Accrued common stock dividends              $    402,559       389,512
                                                 ============   ===========
    Issuance of common stock pursuant to
      purchase of assets from Endevco            $ 10,013,991        ---
                                                 ============   ===========
   Tax effect of stock option compensation       $     52,000        ---
                                                 ============   ===========

See accompanying notes to consolidated financial statements.

                       ASSOCIATED NATURAL GAS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1993
                                  (UNAUDITED)



(1) UNAUDITED INTERIM FINANCIAL INFORMATION

  The accompanying unaudited consolidated financial statements reflect all adjustments, in the opinion of management, necessary to a fair statement of the financial position and results of operations of Associated Natural Gas Corporation and Subsidiaries (the Company) for the interim periods presented. All adjustments, in the opinion of management, are of a normal recurring nature.

  Certain amounts have been reclassified for comparability with the 1993 presentation.



(2) NATURE OF BUSINESS

  The Company is engaged in the business of purchasing, gathering, transporting, processing and marketing natural gas, natural gas liquids (NGLs) and crude oil to industrial end users, local distribution companies, liquid petroleum gas wholesalers and retailers and refiners. The Company currently owns and operates a significant complex of crude oil, NGLs and natural gas gathering, processing/fractionation and transportation facilities situated in major oil and natural gas-producing basins in the Rocky Mountain, Mid Continent and Gulf Coast Regions of the United States.



(3)  ACQUISITIONS

  Effective November 1, 1993, the Company purchased four natural gas gathering/transportation pipeline systems and certain contractual gas storage rights from the former noteholders of Endevco, Inc. ("Endevco") pursuant to Endevco's Plan of Reorganization. The total purchase price consisted of approximately $20.5 million in cash and 264,089 shares of the Company's common stock. The acquisition included the 465 mile intrastate Mississippi Fuels gas transportation system; the 63 mile Ada gas gathering system in Bienville and Webster Parishes, Louisiana; the 7 mile Chalybeat Springs gas transportation system in Claiborne Parish, Louisiana and Columbia County, Arkansas; the 12 mile Leaf River gas transportation system in Perry and Forest Counties, Mississippi and storage rights for up to 300,000 MMBTU in the Hattiesburg gas storage facility in Mississippi. The Company transferred the assets of the Mississippi Fuels gas transportation system to AIM Pipeline Company, a wholly-owned subsidiary of Associated Natural Gas Corporation.

  On November 9, 1993, the Company acquired from Dynamic Energy Resources, Inc. ("Dynamic") the right, title and interest in a Gas Sale and Purchase Agreement and related transportation rights by and between Dynamic and Oklahoma Natural Gas Company. In addition, the Company and Dynamic entered into a gas purchase and processing agreement whereby the Company will be processing Dynamic's gas, through the Company's Milfay and/or Glenpool natural gas processing plants, pursuant to a percentage-of-proceeds contract.

  On November 12, 1993, the Company, through its wholly-owned subsidiary ATTCO NGL Pipeline Company, purchased for $22.5 million cash all of the outstanding common stock of Dean Pipeline Company ("Dean"), an indirect wholly owned subsidiary of Tenneco, Inc. The assets of Dean consist of approximately 264 miles of mainline NGLs transportation pipeline with approximately 54 miles of supply laterals traversing the Gulf Coast of Texas. The pipeline has a current throughput capacity of 21,000 barrels per day and interconnects with underground storage and fractionation facilities in Mont Belvieu, Texas. Dean has subsequently been merged with and into ATTCO NGL Pipeline Company, the surviving entity.

  Effective December 1, 1993, the Company purchased JN Exploration and Production Limited Partnership's natural gas gathering/transportation system located in Covington, Jefferson Davis, Lawrence and Marion Counties, Mississippi. This system consisted of approximately 49 miles of natural gas gathering pipeline connected to approximately 19 wells and is interconnected with the Company's AIM Pipeline gas transportation system acquired from Endevco.



(4)  STOCK TRANSACTIONS

  On November 1, 1993, the Company issued 264,089 shares of common stock (at a price of $37.919) as partial consideration for the acquisition of four natural gas gathering/transportation systems from the former noteholders of Endevco.

  During the quarters ended December 31, 1992 and 1993, the Company received $42,400 and $23,000 respectively, under option agreements with employees for the acquisition of 2,300 and 1,000 shares, respectively, of common stock at various prices. On December 7, 1993, the Company declared a $.03 per share cash dividend on its common stock payable on January 15, 1994 to the common shareholders of record on December 31, 1993.


(5)    LONG-TERM DEBT

  Long-term debt is summarized as follows:


                                                December 31,   September 30,
                                                    1993            1993
                                                    ----            ----

    9.55% senior notes (a)                      $ 55,000,000      55,000,000
    9.90% senior notes (a)                        45,000,000      45,000,000
    12.75% senior notes (b)                        8,000,000      12,000,000
    Revolving Credit Agreement (c)                99,000,000      45,000,000
                                                ------------     -----------
                                                $207,000,000     157,000,000

    Less:  current portion of long-term debt      (4,000,000)     (4,000,000)
                                                ------------     -----------
                                                $203,000,000     153,000,000
                                                ============     ===========

  (a) On May 8, 1991, the Company completed a private placement of $100 million of senior unsecured notes with institutional investors. The 9.55% notes are payable in four annual installments of $13,750,000 commencing April 30, 1996. The 9.90% notes are payable in four annual installments of $11,250,000 commencing April 30, 2000. Interest is payable semi-annually on April 30 and October 31 of each year.

  (b) The Company has issued to The Prudential Insurance Company of America senior notes in the aggregate principal amount of $12,000,000 bearing interest at 12.75% payable semiannually. The principal of the senior notes is payable in three annual installments of $4,000,000 commencing December 31, 1993.

  (c) On January 13, 1994 the Company closed on an amendment effective December 31, 1993 to its Revolving Credit Agreement ("Agreement") dated June 1, 1992 with certain commercial lending institutions and Continental Bank N.A., as agent.
The amendment expanded the committed amount of the Agreement from $100 million to $150 million subject to certain limitations based upon the total debt of the Company. The Agreement will become a three-year term loan, with quarterly principal payments equal to one twelfth of the balance outstanding on May 1, 1996, due commencing on August 1, 1996 with a maturity date of May 1, 1999. The outstanding principal under the facility and term loan bears interest at the Agreement's applicable margin above the adjusted

Eurodollar Rate or Base Rate (3.99% at December 31, 1993). A non-use fee, currently 3/8 of one percent per annum, is charged on the unused portion of the facility. The Agreement contains certain covenants, including covenants regarding net worth; current ratio; fixed charge coverage ratio; dividends; loans, advances and investments; permitted indebtedness; environmental provisions and information requirements. At December 31, 1993, the Company was in compliance with the terms of its debt agreements.

  On February 10, 1994 the Company entered into a $20 million Line of Credit with Continental Bank, N.A. which expires on December 30, 1994. Interest on borrowings will be based on a quoted rate furnished by the bank for daily periods of up to one week. The similar Line of Credit established November 15, 1993 was cancelled.



(6) EARNINGS PER COMMON SHARE

  Earnings per common share is computed by dividing net earnings available to common shares by the weighted average number of common shares outstanding (13,326,430 and 12,982,695 for the three months ended December 31, 1993 and 1992, respectively). Outstanding options to purchase common stock did not have a material dilutive effect on the calculation of earnings per share for any period presented.



(7)  SEASONALITY

  The Company experiences significant seasonal changes in volumes, prices and certain expenses; therefore, the results of operations for the three month periods ended December 31, 1993 and 1992 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS & RESULTS OF OPERATIONS

  The following is a discussion of the Company's consolidated financial condition, results of operations and capital resources. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this filing.



RESULTS OF OPERATIONS

  The following tables reflect operating data and average daily natural gas volumes for the Company for the three months ended December 31, 1993 and 1992:




                                                                Three months ended
                                                                   December 31,         Percent
                                                               --------------------     Increase
                                                                 1993        1992      (Decrease)
                                                               --------    --------    ----------
                                                                    (Dollars in thousands)

Operating revenue                                              $425,247    364,409      16.7%
Net operating margin (1)                                         33,459     30,339      10.3
Earnings before income taxes                                      8,886     10,307     (13.8)
Net earnings available
   to common stock                                                5,196      6,173     (15.8)
Income from operations plus
   depreciation and amortization                                 18,658     18,543       0.6

Earnings per common share                                      $    .39        .48     (18.7)


                                                   System
                                                   Supply      Off-System    Crude Oil      Total
                                                  --------     ----------    ---------      -----

1993
     Operating revenue                            $113,179     190,506       121,562        425,247
     Net operating margin(1)                        27,260       3,833         2,366         33,459
         Percent                                     24.1%        2.0%          1.9%           7.9%

1992
     Operating revenue                            $108,725     108,071       147,613        364,409
     Net operating margin(1)                        26,019       2,545         1,775         30,339
         Percent                                     23.9%        2.4%          1.2%           8.3%


  (1) Net operating margin is equal to operating revenue, less natural gas and petroleum products purchases.


                                              Three months ended
                                                  December 31,
                                            ------------------------        Percent
                                              1993            1992          Increase
                                              ----            ----          ---------
Natural Gas Volumes (MCF Per Day):
  System Supply:
    Rocky Mountain Region                     142,000        132,000          7.6%
    Mid-Continent Region                      245,000        221,000         10.9
    Gulf Coast Region                         372,000        291,000         27.8
                                            ---------      ---------
                                              759,000        644,000         17.9

   Off-System:                                848,000        407,000        108.4
                                            ---------      ---------
                                            1,607,000      1,051,000         52.9
                                            =========      =========


Three months ended December 31, 1993 versus 1992:


  For the three months ended December 31, 1993, the Company earned $5.2 million on total revenue of $425 million, as compared to $6.2 million on total revenue of $364 million for the three months ended December 31, 1992. Earnings per common share was $.39 per share for the three months ended December 31, 1993 as compared to $.48 per share for the three months ended December 31, 1992.

  The increase in operating revenue is primarily attributable to higher off-system natural gas volumes marketed, higher crude oil volumes marketed and the Company's continued growth in volumes through its system supply facilities. For the three months ended December 31, 1993, the Company expended approximately $56 million on new acquisitions and $11 million on new construction, thereby further expanding its system supply facilities. The increase in operating revenue attributable to the increase in volumes company-wide were offset somewhat by lower NGLs values which mirrored the worldwide decline in crude oil prices during the quarter. The average price per MCF received by the Company for natural gas sold from all of its system supply facilities was $2.21 and $2.28 for the three months ended December 31, 1993 and 1992, respectively.

  The Company's overall net operating margin (as a percentage of operating revenue) decreased from 8.3% to 7.9% primarily as a result of increases in the volume of off-system natural gas and crude oil marketed, which generate substantially lower unit margins. The Company's net operating margin for its system supply facilities as a percentage of operating revenue was comparable in 1993 in relation to 1992. System supply volumes increased approximately 18% in 1993, due to the Endevco acquisition in November 1993 and higher gas volumes being processed/transported through the Company's Colorado D-J Basin, Texas Wilcox and Oklahoma Cyril systems.

  Average daily system supply NGLs processed, fractionated, transported or marketed increased 45% from 23,300 barrels per day for the previous year's period to 33,900 barrels per day. This increase is attributable to the Company's Oklahoma Hillsboro plant coming on line in May 1993, the acquisiton of Dean Pipeline and higher NGLs recovered through the Company's Colorado D-J Basin and Texas Wilcox plants due to higher gas volumes being processed.

  NGLs prices were lower for the Company during this period in relation to the corresponding period in 1992. The following reflects the Company's weighted average NGLs price per gallon received by the Company at all its system supply facilities.


                                                    Three months ended
                                                       December 31,
                                                    ------------------
                                                      1993      1992
                                                      ----      ----

             Ethane                                   $.128    .175
             Propane                                   .302    .332
             Butanes                                   .305    .372
             Gasoline                                  .331    .443

             Overall weighted average price/gal.       .268    .329

  The Company's operations and general and administrative expenses increased 30.6% and 15.2% respectively, due to the Company's continued growth through construction and acquisitions. Operations and general and administrative expenses as a percentage of net operating margin increased from 38.9% in 1992 to 44.2% in 1993 as the increase in expenses associated with its expanding operations more than offset the resulting increase in net operating margin. Depreciation and amortization expense increased 24.6% due to the Company's acquisitions and new construction.

  The Company's interest expense increased 8.7% due to higher borrowings under its Revolving Credit Agreement offset somewhat by lower interest rates on variable rate borrowings. For the three months ended December 31, 1993 and 1992, the Company's effective cost of funds was 7.7% and 8.9%, respectively.

  Interest income represents interest earned on the Company's cash and cash equivalents. The Company endeavors to maximize interest income by utilizing controlled disbursement checking accounts which allow the Company to temporarily invest funds relating to outstanding checks in highly rated liquid corporate demand notes.

  The increase in the provision for income taxes as a percentage of earnings before income taxes is due to the increase in the corporate tax rate to 35% under the Revenue Reconciliation Act of 1993.



CAPITAL RESOURCES AND LIQUIDITY

  The Company's sources of capital resources and liquidity historically have been net cash provided by operating activities, proceeds from the offerings of equity securities, proceeds from debt securities and funds available under its financing facilities. In the past, these sources have been sufficient to meet the needs and finance the growth of the Company's business. Net cash provided by operating activities has been primarily affected by natural gas and NGLs prices, the Company's success in increasing "system supply" volumes and the margin on crude oil and "off-system" natural gas purchased for resale. The Company's continued growth will be dependent upon success in the areas of additions to dedicated plant reserves, acquisitions, new project development and marketing.

  An additional source of liquidity to the Company is volumes of natural gas, crude oil and NGLs held in inventory. The Company stores volumes of natural gas, crude oil and NGLs primarily to assure an adequate supply for term sales contracts and for resale during periods when prices are favorable. At December 31, 1993, the Company held in inventory approximately $10.5, $10.3 and $2.6 million of natural gas, crude oil and NGLs, respectively.

  On January 13, 1994 the Company closed on an amendment effective December 31, 1993 to its Revolving Credit Agreement dated June 1, 1992 with certain commercial lending institutions and Continental Bank N.A., as agent. The amendment expanded the committed amount of the Agreement from $100 million to $150 million subject to certain limitations based upon the total debt of the Company. The Agreement will become a three-year term loan, with quarterly principal payments equal to one twelfth of the balance outstanding on May 1, 1996, due commencing on August 1, 1996 with a maturity date of May 1, 1999. The outstanding principal under the Agreement and term loan bears interest at the Agreement's applicable margin above the adjusted Eurodollar Rate or Base Rate. A non-use fee, currently 3/8 of one percent per annum, is charged on the unused portion of the facility. The Agreement contains certain covenants, including covenants regarding net worth; current ratio; charge coverage ratio; dividends; loans, advances and investments; permitted indebtedness; environmental provisions and information requirements. At December 31, 1993, the Company was in compliance with the terms of its debt agreements.

  On February 10, 1994 the Company entered into a $20 million Line of Credit with Continental Bank, N.A. which expires on December 30, 1994. Interest on borrowings will be based on a quoted rate furnished by the bank for daily periods of up to one week. The similar Line of Credit established November 15, 1993 was cancelled.

  It has been the Company's practice (which it expects to continue) to secure sources of long-term capital prior to committing to new projects. The Company intends to borrow additional amounts under its debt agreements, as required, to fund operations and to construct or acquire new facilities in accordance with its asset-based business plan. The Company has negotiated its debt financings in a manner which defers and staggers principal repayments through fiscal 2003. Management believes the Company's current cash position, future cash provided by operating activities, borrowing capacity under its debt agreements and its relations with its institutional lenders and equity investors should enable it to meet its future capital requirements, although there can be no assurance regarding the Company's ability to obtain additional capital when needed on acceptable terms.

                                    PART II


ITEM 1. LEGAL PROCEEDINGS

      Not applicable


ITEM 2. CHANGES IN SECURITIES

      Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      See Proxy for Annual Stockholder's Meeting, held February 10, 1994. At the meeting a proposal to amend Article IV of the Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20 to 40 million and to reduce the par value from $.10 to $.05 per share was voted upon. Of a total of 10,738,561 shares voted, 10,080,023 shares were voted for, 644,769 shares against, and 13,769 shares abstained in such proposal.


ITEM 5. OTHER INFORMATION

      Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. None.

    B. A Form 8-K was filed by the Registrant on January 13, 1994 for an amendment effective December 31, 1993 to the Revolving Credit Agreement dated June 1, 1992 with certain commercial lending institutions and Continental Bank N.A., as agent.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ASSOCIATED NATURAL GAS CORPORATION
                                 ----------------------------------
                                 (Registrant)


Date     February 14, 1994       By  /s/ J. Roger Grace
     ----------------------      -------------------------------
                                     J. Roger Grace
                                     Treasurer
                                     (Principal Accounting Officer)