Form 10-Q
period 1994-03-31
ASSOCIATED NATURAL GAS CORP
filed 1994-05-13
CIK 836666

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

                                      OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                      -----------------------------------

For the quarter ended March 31, 1994              Commission file number 1-10008


                      ASSOCIATED NATURAL GAS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               DELAWARE                                  84-1006841
- - ----------------------------------------    ------------------------------------
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

       370 17TH STREET, SUITE 900
            DENVER, COLORADO                               80202
- - ----------------------------------------    ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (303) 595-3331

- - --------------------------------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No ____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

           Class                                   Outstanding at March 31, 1994
- - ----------------------------                       -----------------------------
Common Stock, $.05 par value                             13,450,191 shares

================================================================================

                      ASSOCIATED NATURAL GAS CORPORATION
                                   FORM 10-Q

                                     INDEX
                                     -----


PART  ITEM                                                                  PAGE
- - ----  ----                                                                  ----

 I.   FINANCIAL INFORMATION:

      1. Financial Statements:

         Consolidated Balance Sheets, March 31, 1994 and
             September 30, 1993 (Unaudited)..............................     2

         Consolidated Statements of Operations, Three and Six Months
             Ended March 31, 1994 and 1993 (Unaudited)...................     4

         Consolidated Statements of Cash Flows, Six Months Ended
             March 31, 1994 and 1993 (Unaudited).........................     5

         Notes to Consolidated Financial Statements......................     7

      2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................    11


II.   OTHER INFORMATION - Items 1 through 6..............................    18

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                 MARCH 31,   SEPTEMBER 30,
            ASSETS                                                 1994          1993
            ------                                                 ----          ----
Current assets:
   Cash and cash equivalents                                   $ 53,799,849    44,910,764
   Accounts receivable, net of allowance                        160,800,486   147,709,668
   Natural gas, crude oil and petroleum product inventories      15,304,811    27,312,207
   Notes receivable                                               3,403,193     3,728,258
   Income taxes receivable                                          364,913     1,236,271
   Other                                                            714,637       270,108
                                                               ------------   -----------

        Total current assets                                    234,387,889   225,167,276
                                                               ------------   -----------


Property, plant, and equipment, at cost:
   Natural gas processing facilities                             92,740,148    86,531,133
   Natural gas and crude oil pipelines                          403,971,872   317,771,823
   Construction in progress                                       9,651,527    16,485,662
   Other equipment                                               20,762,268    16,626,726
                                                               ------------   -----------
                                                                527,125,815   437,415,344
   Less accumulated depreciation                                104,626,457    92,581,123
                                                               ------------   -----------

        Total property, plant and equipment, net                422,499,358   344,834,221

Other assets:
   Goodwill, net of applicable amortization of
     $6,254,134 and $5,199,878 respectively                      25,373,537    26,427,793
   Gas contracts and other intangibles, net of
     applicable amortization of $369,949 at March 31, 1994        8,645,362       650,000
   Other                                                          2,590,122     1,568,241
                                                               ------------   -----------

        Total other assets                                       36,609,021    28,646,034
                                                               ------------   -----------
                                                               $693,496,268   598,647,531
                                                               ============   ===========

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS, CONTINUED
                                  (UNAUDITED)

                                                                 MARCH 31,   SEPTEMBER 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                               1994          1993
- - ------------------------------------                               ----          ----
Current liabilities:
   Accounts payable:
     Trade                                                     $183,500,663   171,562,416
     Other                                                        3,224,305     3,253,915
                                                               ------------   -----------
                                                                186,724,968   174,816,331

   Outstanding checks in excess of bank balances                 29,280,542    26,697,341
   Accrued interest expense                                       4,599,779     4,427,292
   Dividends payable                                                403,506       394,607
   Current portion of long-term debt (note 5)                     4,000,000     4,000,000
                                                               ------------   -----------

       Total current liabilities                                225,008,795   210,335,571
                                                               ------------   -----------


Deferred income taxes                                            41,382,000    37,956,000

Long-term debt (note 5)                                         209,000,000   153,000,000
                                                               ------------   -----------

       Total liabilities                                        475,390,795   401,291,571
                                                               ------------   -----------


Stockholders' equity (note 4):
   Common stock, $.05 par value. Authorized 40,000,000 shares;
     issued and outstanding 13,450,191 and 13,153,555 shares,
     respectively                                                   672,510     1,315,355
   Additional paid-in capital                                   163,488,177   151,578,087
   Unamortized restricted stock compensation award               (1,317,468)     (548,668)
   Retained earnings                                             55,262,254    45,011,186
                                                               ------------   -----------

        Total stockholders' equity                              218,105,473   197,355,960
                                                               ------------   -----------

                                                               $693,496,268   598,647,531
                                                               ============   ===========

See accompanying notes to consolidated financial statements.

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                               Three Months Ended              Six Months Ended
                                                                    March 31,                      March 31,
                                                         -------------------------------   -------------------------
                                                             1994                1993          1994          1993
                                                         ------------        -----------   -----------   -----------
 Operating revenue:
   Natural gas and petroleum products sales              $436,392,712        322,469,298   855,157,439   683,050,523
   Transportation                                           4,358,753          2,716,996     7,816,941     5,103,352
   Other                                                    3,994,031          1,930,143     7,018,446     3,371,577
                                                         ------------        -----------   -----------   -----------
                                                          444,745,496        327,116,437   869,992,826   691,525,452
                                                         ------------        -----------   -----------   -----------
 Operating expenses:
   Natural gas and petroleum products purchases           407,998,256        297,054,057   799,786,999   631,124,009
   Operations                                              10,453,101          8,491,254    20,715,546    16,349,359
   General and administrative                               5,423,470          3,694,738     9,961,803     7,632,693
   Depreciation and amortization                            7,093,902          5,422,971    13,558,868    10,613,123
                                                         ------------        -----------   -----------   -----------
                                                          430,968,729        314,663,020   844,023,216   665,719,184
                                                         ------------        -----------   -----------   -----------

         Income from operations                            13,776,767         12,453,417    25,969,610    25,806,268

 Other income (expense):
   Interest expense                                        (3,706,159)        (3,268,590)   (7,217,930)   (6,498,176)
   Interest income                                            150,817            283,892       336,689       439,058
   Other, net                                                    (481)          (228,357)       18,764      (199,471)
                                                         ------------        -----------   -----------   -----------
                                                           (3,555,823)        (3,213,055)   (6,862,477)   (6,258,589)
                                                         ------------        -----------   -----------   -----------

          Earnings before income taxes                     10,220,944          9,240,362    19,107,133    19,547,679

Provision for income taxes expense:
   Current                                                  2,608,000          2,365,000     4,493,000     4,914,000
   Deferred                                                 1,752,000          1,282,000     3,557,000     2,867,000
                                                         ------------        -----------   -----------   -----------
                                                            4,360,000          3,647,000     8,050,000     7,781,000
                                                         ------------        -----------   -----------   -----------

         Net earnings                                    $  5,860,944          5,593,362    11,057,133    11,766,679
                                                         ============        ===========   ===========   ===========


Net earnings per common share                                    $.44                .43           .83           .91
                                                         ============        ===========   ===========   ===========

Weighted average common shares
   outstanding (Note 6)                                    13,434,048         12,996,743    13,379,647    12,989,642
                                                         ============        ===========   ===========   ===========

Common stock dividends (note 4)                                  $.03                .03           .06           .06
                                                         ============        ===========   ===========   ===========

See accompanying notes to consolidated financial statements

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (UNAUDITED)


                                                                         1994           1993
                                                                     -----------    -----------
Cash flows from operating activities:
   Net earnings                                                      $ 11,057,133    11,766,679
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                                    13,558,868    10,613,123
      Amortization of deferred financing costs                             83,805        71,379
      Deferred income tax expense                                       3,557,000     2,867,000
      Amortization of restricted stock award                              270,703       205,757
      Loss (gain) on disposition of assets                                (18,764)      199,471
                                                                     ------------   -----------
                                                                       28,508,745    25,723,409
      Change in working capital items and other                        11,424,531     1,799,838
                                                                     ------------   -----------
Net cash provided by operating activities                              39,933,276    27,523,247
                                                                     ------------   -----------

Cash flows from investing activities:
  Capital expenditures for property, plant and equipment              (79,830,452)  (36,578,626)
  Capital expenditures for gas contracts and
    other intangibles                                                  (8,365,311)           --
  Notes receivable, net                                                   325,065      (592,044)
  Proceeds from disposition of assets                                      63,531       226,860
  Changes in other assets                                              (1,105,810)      119,204
                                                                     ------------   -----------
          Net cash used by investing activities                       (88,912,977)  (36,824,606)
                                                                     ------------   -----------

Cash flows from financing activities:
  Borrowings                                                           74,000,000    17,000,000
  Repayments of debt                                                  (18,000,000)  (15,000,000)
  Net proceeds from issuance of common stock                               82,751       677,877
  Dividends paid                                                         (797,166)     (778,955)
  Increase in outstanding checks in excess of bank balances             2,583,201     3,786,661
                                                                     ------------   -----------
          Net cash provided by financing activities                    57,868,786     5,685,583
                                                                     ------------   -----------

             Net increase (decrease) in cash and cash equivalents       8,889,085    (3,615,776)
             Cash and cash equivalents, beginning of period            44,910,764    40,026,549
                                                                     ------------   -----------
             Cash and cash equivalents, end of period                $ 53,799,849    36,410,773
                                                                     ============   ===========


                         (continued on following page)

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (UNAUDITED)
                        (continued from previous page)

                                                                            1994           1993
                                                                        ------------   -----------
Change in working capital items and other:
   Increase in accounts receivable                                      $(13,090,818)  (14,566,006)
   Decrease in natural gas, crude oil and
      petroleum product inventories                                       12,007,396    14,879,575
   Decrease in income taxes receivable                                       871,358            --
   Increase in other current assets                                         (444,529)     (183,316)
   Increase (decrease) in accounts payable                                11,908,637      (518,799)
   Increase in accrued interest expense                                      172,487        56,425
   Increase in current income tax payable                                         --     2,131,959
                                                                        ------------   -----------

                                                                        $ 11,424,531     1,799,838
                                                                        ============   ===========

Supplemental disclosures of cash flow information:
   Cash paid for:
      Interest, net of amount capitalized                               $  7,045,443     6,441,751
                                                                        ============   ===========
      Income taxes                                                      $  3,621,642     2,784,500
                                                                        ============   ===========

Supplemental schedule of noncash investing and financing activities:
   Accrued common stock dividends                                       $    403,506       390,935
                                                                        ============   ===========
   Issuance of common stock pursuant to purchase of assets
      from Endevco                                                      $ 10,013,991            --
                                                                        ============   ===========

   Tax effect of stock option compensation                              $    131,000       155,000
                                                                        ============   ===========

See accompanying notes to consolidated financial statements.

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1994
                                  (UNAUDITED)


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

     Certain amounts have been reclassified for comparability with the 1994 presentation.


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

     Effective February 1, 1994, the Company, through its wholly-owned subsidiary ATTCO Pipeline Company, purchased Shell Pipeline Corporation's Hope-Houston crude oil pipeline system in south Texas. This system consists of approximately 165 miles of crude oil gathering and trunkline pipeline with an interconnection to Exxon Pipeline. ATTCO Pipeline through this system is currently moving approximately 9,000 barrels a day of crude oil at its published tariff.

     Effective March 1, 1994, the Company, through its wholly-owned subsidiary Associated Louisiana Intrastate Pipeline Company (ALIP), purchased from Gulf States Pipeline Corporation the other 50% interest, that it did not already own, in the Minden/Terryville natural gas pipeline system located in Lincoln, Jackson and Webster Parishes, Louisiana. This system is a 42 mile transmission pipeline with a throughput capacity of approximately 75,000 MCF per day that delivers residue gas from the tailgate of the Company's Minden, Louisiana natural gas processing plant to two interstate and one intrastate natural gas pipelines.

     On February 21, 1994, the Company announced that it had signed a definitive agreement to merge with Grand Valley Gas Company ("Grand Valley"), an 11 year old natural gas marketing company with principal sales regions in the Pacific Northwest, Rocky Mountains, Western Canada and California. Consummation of the merger is conditioned on completion of due diligence by both companies, the approval of Grand Valley's shareholders and approval of all applicable regulatory authorities. It is anticipated that the merger will be completed and effective by July 1, 1994. Terms of the agreement call for the exchange of 0.25 shares of the Company's stock for each share of Grand Valley. Approximately 1.6 million shares of the Company's common stock will be issued.


(4)  STOCK TRANSACTIONS

     On November 1, 1993, the Company issued 264,089 shares of common stock (at a price of $37.92) as partial consideration for the acquisition of four natural gas gathering/transportation systems from the former noteholders of Endevco. On February 15, 1994, the Company granted 28,895 shares of restricted stock to key employees. Such shares were granted at $36.25 per share and vest over a four year period.

     During the six months ended March 31, 1994 and 1993, the Company received $82,751 and $677,877 respectively, under option agreements with employees for the acquisition of 33,299 and 3,962 shares, respectively, of common stock at various prices. On February 10, 1994, the Company declared a $.03 per share cash dividend on its common stock payable on April 15, 1994 to the common shareholders of record on March 31, 1994.

     At the Company's annual stockholders meeting, held February 10, 1994, the stockholders approved a proposal to increase the number of authorized shares of common stock from 20 to 40 million and to reduce the par value from $.10 to $.05 per share.


(5)  LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                       March 31,   September 30,
                                                         1994          1993
                                                    ------------  -------------
         9.55% senior notes (a)                      $ 55,000,000    55,000,000
         9.90% senior notes (a)                        45,000,000    45,000,000
         12.75% senior notes (b)                        8,000,000    12,000,000
         Revolving Credit Agreement (c)               105,000,000    45,000,000
                                                     ------------   -----------
                                                      213,000,000   157,000,000

         Less:  current portion of long-term debt      (4,000,000)   (4,000,000)
                                                     ------------   -----------
                                                     $209,000,000   153,000,000
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

     (c) On January 13, 1994 the Company closed on an amendment effective December 31, 1993 to its Revolving Credit Agreement ("Revolver") dated June 1, 1992 with certain commercial lending institutions and Continental Bank N.A., as agent. The amendment expanded the committed amount of the Revolver from $100 million to $150 million subject to certain limitations based upon the total debt of the Company. The Revolver will become a three-year term loan, with quarterly principal payments equal to one twelfth of the balance outstanding on May 1, 1996, due commencing on August 1, 1996 with a maturity date of May 1, 1999. The outstanding principal under the facility and term loan bears interest at the Revolver's applicable margin above the adjusted Eurodollar Rate or Base Rate (4.3% at March 31, 1994). A non-use fee, currently 1/4 of one percent per annum, is charged on the unused portion of the facility. The Revolver contains certain covenants, including covenants regarding net worth; current ratio; fixed charge coverage ratio; dividends; loans, advances and investments; permitted indebtedness; environmental provisions and information requirements. At December 31, 1993, the Company was in compliance with the terms of its debt agreements.

     On February 10, 1994 the Company entered into a $20 million Line of Credit ("Line") with Continental Bank, N.A. which expires on December 30, 1994. Interest on borrowings will be based on a quoted rate furnished by the bank for daily periods of up to one week. The Company utilizes this Line to minimize swings in its monthly cash cycle and on May 10, 1994, the outstanding balance on this Line was $7.5 million.

     On April 5, 1994, the Company closed on the sale of $40,000,000 of its senior notes to Connecticut General Life Insurance Company ("CIGNA"). The notes were sold at par, bear interest at the rate of 6.30% per annum and mature at various dates beginning April 15, 1999 and ending on April 15, 2003. The notes contain certain terms and conditions which are substantially equivalent to those in the Company's existing long-term indebtedness. Proceeds from these notes were used by the Company to reduce its outstanding indebtedness under its Revolver.


(6)  EARNINGS PER COMMON SHARE

     Earnings per common share is computed by dividing net earnings available to common shares by the weighted average number of common shares outstanding. Outstanding options to purchase common stock did not have a material dilutive effect on the calculation of earnings per share for any period presented.


(7)  SEASONALITY

     The Company experiences significant seasonal changes in volumes, prices and certain expenses; therefore, the results of operations for the six month periods ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS & RESULTS OF OPERATIONS

     The following is a discussion of the Company's consolidated financial condition, results of operations and capital resources. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this filing.

RESULTS OF OPERATIONS

Three months ended March 31, 1994 and 1993:

     The following tables reflect operating data and average daily natural gas volumes for the Company for the three months ended March 31, 1994 and 1993:

                                        Three months ended
                                             March 31,
                                      ----------------------  Percent
                                         1994        1993     Increase
                                         ----        ----     ---------
                                      (Dollars in thousands)
Operating revenue                     $  444,745     327,116     36.0%
Net operating margin (1)                  36,747      30,062     22.2
Earnings before income taxes              10,221       9,240     10.6
Net earnings                               5,861       5,593      4.8
Income from operations plus
   depreciation and amortization          20,871      17,876     16.8
Earnings per common share             $      .44         .43      2.3

                                        System
                                        Supply    Off-System  Crude Oil   Total
                                      ----------  ----------  ---------  -------
1994
  Operating revenue                   $  130,663     201,709   112,373   444,745
  Net operating margin(1)                 28,189       4,955     3,603    36,747
     Percent                               21.6%        2.5%      3.2%      8.3%
1993
  Operating revenue                   $  102,352      93,225   131,539   327,116
  Net operating margin(1)                 27,182         808     2,072    30,062
     Percent                               26.6%        0.9%      1.6%      9.2%

                                        Three months ended
                                             March 31,
                                      ----------------------  Percent
                                         1994        1993     Increase
                                         ----        ----     ---------
Natural Gas Volumes (MCF Per Day):
 System Supply:
    Rocky Mountain Region                141,000     133,000      6.0%
    Mid-Continent Region                 239,000     225,000      6.2
    Gulf Coast Region                    447,000     310,000     44.2
                                       ---------   ---------
                                         827,000     668,000     23.8

 Off-System:                             897,000     471,000     90.4
                                       ---------   ---------
                                       1,724,000   1,139,000     51.4
                                       =========   =========

 (1) Net operating margin is equal to operating revenue, less natural gas and petroleum products purchases.

     For the three months ended March 31, 1994, the Company earned $5.9 million on total revenue of $445 million, as compared to $5.6 million on total revenue of $327 million for the three months ended March 31, 1993. Earnings per common share was $.44 per share for the three months ended March 31, 1994 as compared to $.43 per share for the three months ended March 31, 1993.

     The increase in operating revenue is primarily attributable to higher off-system natural gas volumes marketed, higher crude oil volumes marketed, higher natural gas prices and the Company's continued growth in volumes through its system supply facilities. The average price per MCF received by the Company for natural gas sold from all of its system supply facilities was $2.31 and $2.03 for the three months ended March 31, 1994 and 1993, respectively. For the three months ended March 31, 1994, the Company expended approximately $10 million on new acquisitions and $13 million on new construction, thereby further expanding its system supply facilities. The increase in operating revenue attributable to the increase in gas prices and volumes company-wide were offset somewhat by lower NGLs values which mirrored the worldwide decline in crude oil prices during the quarter.

     The Company's overall net operating margin (as a percentage of operating revenue) decreased from 9.2% in 1993 to 8.3% in 1994. This decline is attributable to increases in both the volumes of off-system natural gas and crude oil being marketed/transported, which generated substantially lower unit margins. In addition, the growth in system supply volumes (and as a result the decline in the system supply unit margin from 26.6% to 21.6%) has come from systems that historically generate lower unit margins than the Company's overall average. System supply volumes increased approximately 24% in 1994, due to the acquisition in November 1993 from the Endevco noteholders of the Ada (increase of 78,000 MCF/D) and AIM Pipeline (69,000 MCF/D) systems and higher natural gas volumes being processed/transported through the Company's Texas Wilcox (33,000 MCF/D) and Oklahoma Cyril/Hillsboro (18,000 MCF/D) systems.

     The Company's crude oil net operating margin (as a percentage of operating revenue) increased from 1.6% in 1993 to 3.2% in 1994 due to additional transportation volumes as a result of the Company's acquisition of Shell's south Texas crude oil system and inventory gains recognized during the quarter.

     The Company's off-system net operating margin (as a percentage of operating revenue) increased from 0.9% in 1993 to 2.5% in 1994 due to the Company's continued effort to expand its downstream marketing business with an emphasis on demand premiums being paid by customers for the Company providing firm service to such customers.

     Average daily system supply NGLs processed, fractionated, transported or marketed increased 67.3% from 22,600 barrels per day for the previous year's period to 37,800 barrels per day. This increase is attributable to the Company's Oklahoma Hillsboro plant coming on line in May 1993, the acquisition of Dean Pipeline and higher NGLs recovered through the Company's Colorado D-J Basin and Texas Wilcox plants due to higher gas volumes being processed.

     NGLs prices were substantially lower for the Company during this period in relation to the corresponding period in 1993. The following reflects the Company's weighted average NGLs price per gallon received by the Company at all its system supply facilities.

                                               Three months ended
                                                    March 31,
                                               ------------------
                                                 1994     1993
                                                 -----    -----
        Ethane                                   $.138     .170
        Propane                                   .272     .353
        Butanes                                   .284     .365
        Gasoline                                  .318     .434

        Overall weighted average price/gal.       .250     .326

     The Company's operations and general and administrative expenses increased 23.1% and 46.8% respectively, due to the Company's continued growth through construction and acquisitions. Operations and general and administrative expenses as a percentage of net operating margin increased from 40.5% in 1993 to 43.2% in 1994 as the increase in expenses associated with its expanding operations more than offset the resulting increase in net operating margin. Depreciation and amortization expense increased 30.8% due to the Company's acquisitions and new construction.

     The Company's interest expense increased 13.4% due to higher borrowings under its Revolving Credit Agreement to finance the Endevco and Dean Pipeline acquisitions, but were offset somewhat by lower interest rates on variable rate borrowings. For the three months ended March 31, 1994 and 1993, the Company's effective cost of funds was 7.2% and 8.4%, respectively.

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

Six months ended March 31, 1994 versus 1993:

     The following tables reflect operating data, net operating margin percentage and average daily natural gas volumes for the Company for the six months ended March 31, 1994 and 1993:

                                         Six months ended
                                             March 31,         Percent
                                      ----------------------   Increase
                                         1994        1993     (Decrease)
                                         ----        ----     ----------

Operating revenue                      $869,993     691,525      25.8%
Net operating margin(1)                  70,206      60,401      16.2
Earnings before income taxes             19,107      19,548      (2.3)
Net earnings                             11,057      11,767      (6.0)
Income from operations plus
   depreciation and amortization         39,528      36,419       8.5

Earnings per common share                  $.83         .91      (8.8)

                                        System
                                        Supply    Off-System  Crude Oil   Total
                                      ----------  ----------  ---------  -------
1994
  Operating revenue                    $243,659     392,216    234,118   869,993
  Net operating margin(1)                55,449       8,788      5,969    70,206
     Percent                              22.8%        2.2%       2.5%      8.1%


1993
  Operating revenue                    $214,410     197,963    279,152   691,525
  Net operating margin(1)                53,295       3,259      3,847    60,401
     Percent                              24.9%        1.6%       1.4%      8.7%

                                             March 31,
                                      ----------------------  Percent
                                         1994        1993     Increase
                                         ----        ----     ---------
Natural Gas Volumes (MCF Per Day):
  System Supply:
      Rocky Mountain Region             141,000     132,000      6.8%
      Mid-Continent Region              242,000     224,000      8.0
      Gulf Coast Region                 410,000     300,000     36.7
                                      ---------   ---------
                                        793,000     656,000     20.9

  Off-System:                           873,000     439,000     98.9
                                      ---------   ---------
                                      1,666,000   1,095,000     52.1
                                      =========   =========

     For the six months ended March 31, 1994, the Company earned $11.1 million on total revenue of $870 million, as compared to $11.8 million on total revenue of $692 million for the six months ended March 31, 1993. Earnings per common share was $.83 per share for the six months ended March 31, 1994 as compared to $.91 per share for the six months ended March 31, 1993.

     The increase in operating revenue is primarily attributable to higher off-system natural gas volumes marketed, higher crude oil volumes marketed, higher natural gas prices and the Company's continued growth in volumes through its system supply facilities. The average price per MCF received by the Company for natural gas sold from all of its system supply facilities was $2.26 and $2.16 for the six months ended March 31, 1994 and 1993, respectively. For the six months ended March 31, 1994, the Company expended approximately $65 million on new acquisitions and $25 million on new construction, thereby further expanding its system supply facilities. The increase in operating revenue attributable to the increase in gas prices and volumes company-wide were offset somewhat by lower NGLs values which mirrored the worldwide decline in crude oil prices during the first two quarters.

     The Company's overall net operating margin (as a percentage of operating revenue) decreased from 8.7% in 1993 to 8.1% in 1994. This decline is attributable to increases in both the volumes of off-system natural gas and crude oil being marketed/transported, which generated substantially lower unit margins. In addition, the growth in system supply volumes (and as a result the decline in the system supply unit margin from 24.9% to 22.8%) has come from systems that historically generate lower unit margins than the Company's overall average. System supply volumes increased approximately 21% in 1994, due to the acquisition in November 1993 from the Endevco noteholders of the Ada (increase of 63,000 MCF/D) and AIM Pipeline (54,000 MCF/D) systems and higher natural gas volumes being processed/transported through the Company's Texas Wilcox (27,000 MCF/D) and Oklahoma Cyril/Hillsboro (25,000 MCF/D) systems.

     The Company's crude oil net operating margin (as a percentage of operating revenue) increased from 1.4% in 1993 to 2.5% in 1994 due to additional transportation volumes handled as a result of the Company's acquisition of Shell's south Texas crude oil system and trading inventory gains recognized during the six month period.

     The Company's off-system net operating margin (as a percentage of operating revenue) increased from 1.6% in 1993 to 2.2% in 1994 due to the Company's continued effort to expand its downstream marketing business with an emphasis on demand premiums being paid by customers for the Company providing firm service to such customers.

     Average daily system supply NGLs processed, fractionated, transported or marketed increased 55.7% from 23,000 barrels per day for the previous year's period to 35,800 barrels per day. This increase is attributable to the Company's Oklahoma Hillsboro plant coming on line in May 1993, the acquisition of Dean Pipeline and higher NGLs recovered through the Company's Colorado D-J Basin and Texas Wilcox plants due to higher gas volumes being processed.

     NGLs prices were substantially lower for the Company during this period in relation to the corresponding period in 1993. The following reflects the Company's weighted average NGLs price per gallon received by the Company at all its system supply facilities.

                                                Six months ended
                                                    March 31,
                                               ------------------
                                                 1994     1993
                                                 -----    -----
        Ethane                                   $.133     .172
        Propane                                   .288     .342
        Butanes                                   .295     .368
        Gasoline                                  .325     .439

        Overall weighted average price/gal.       .259     .328

     The Company's operations and general and administrative expenses increased 26.7% and 30.5% respectively, due to the Company's continued growth through construction and acquisitions. Operations and general and administrative expenses as a percentage of net operating margin increased from 39.7% in 1993 to 43.7% in 1994 as the increase in expenses associated with its expanding operations more than offset the resulting increase in net operating margin. Depreciation and amortization expense increased 27.8% due to the Company's acquisitions and new construction.

     The Company's interest expense increased 11.1% due to higher borrowings under its Revolving Credit Agreement to finance the Endevco and Dean Pipeline acquisitions, but were offset somewhat by lower interest rates on variable rate borrowings. For the six months ended March 31, 1994 and 1993, the Company's effective cost of funds was 7.4% and 8.7%, respectively.

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

     Additional sources of liquidity to the Company are volumes of natural gas, crude oil and NGLs held in inventory. The Company stores volumes of natural gas, crude oil and NGLs primarily to assure an adequate supply for term sales contracts and for resale during periods when prices are favorable. At March 31, 1994, the Company held in inventory approximately $3.4, $9.7 and $1.3 million of natural gas, crude oil and NGLs, respectively.

     On January 13, 1994 the Company closed on an amendment effective December 31, 1993 to its Revolving Credit Agreement dated June 1, 1992 with certain commercial lending institutions and Continental Bank N.A., as agent. The amendment expanded the committed amount of the Revolver from $100 million to $150 million subject to certain limitations based upon the total debt of the Company. The Revolver will become a three-year term loan, with quarterly principal payments equal to one twelfth of the balance outstanding on May 1, 1996, due commencing on August 1, 1996 with a maturity date of May 1, 1999. The outstanding principal under the Revolver and term loan bears interest at the Revolver's applicable margin above the adjusted Eurodollar Rate or Base Rate. A non-use fee, currently 1/4 of one percent per annum, is charged on the unused portion of the facility. The Revolver contains certain covenants, including covenants regarding net worth; current ratio; charge coverage ratio; dividends; loans, advances and investments; permitted indebtedness; environmental provisions and information requirements. At March 31, 1994, the Company was in compliance with the terms of its debt agreements.

     On February 10, 1994 the Company entered into a $20 million Line of Credit with Continental Bank, N.A. which expires on December 30, 1994. Interest on borrowings will be based on a quoted rate furnished by the bank for daily periods of up to one week. The Company utilizes this Line to minimize swings in its monthly cash cycle.

     On April 5, 1994, the Company closed on the sale of $40 million of its senior notes to Connecticut General Life Insurance Company ("CIGNA"). The notes were sold at par, bear interest at the rate of 6.30% per annum and mature at various dates beginning April 15, 1999 and ending on April 15, 2003. The notes contain certain terms and conditions which are substantially equivalent to those in the Company's existing long-term indebtedness.

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

        A Form 8-K was filed by the Registrant on February 23, 1994 for the Company announcing its definitive agreement to merge with Grand Valley Gas Company.

        A Form 8-K was filed by the Registrant on May 6, 1994 for the Company closing on the sale of $40 million of its senior notes to Connecticut General Life Insurance Company.

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



                                              ASSOCIATED NATURAL GAS CORPORATION
                                              ----------------------------------
                                              (Registrant)


Date     May 12, 1994                         By  /s/ J. Roger Grace
    ---------------------------                 ________________________________
                                                  J. Roger Grace
                                                  Treasurer
                                                  (Principal Accounting Officer)