Form 10-Q
period 1994-06-30
ASSOCIATED NATURAL GAS CORP
filed 1994-08-15
CIK 836666

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

                        ------------------------------

For the quarter ended June 30, 1994               Commission file number 1-10008


      A S S O C I A T E D   N A T U R A L   G A S   C O R P O R A T I O N
            (Exact name of registrant as specified in its charter)



            Delaware                                      84-1006841
- - ----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      370  17th Street, Suite 900
          Denver, Colorado                                  80202
- - ----------------------------------------           ----------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (303) 595-3331

- - --------------------------------------------------------------------------------

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               ----     ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

            Class                                 Outstanding at June 30, 1994
- - ---------------------------------              ---------------------------------
  Common Stock, $.05 par value                          15,111,425 shares

================================================================================

                      ASSOCIATED NATURAL GAS CORPORATION
                                   FORM 10-Q

                                     INDEX
                                     -----

Part  Item                                                                                                Page
- - ----  ----                                                                                                ----
 I.   FINANCIAL INFORMATION:

      1. Financial Statements:

         Consolidated Balance Sheets, June 30, 1994
             and September 30, 1993 (Unaudited).........................................................    2

         Consolidated Statements of Operations, Three and Nine Months Ended June 30, 1994
             and 1993 (Unaudited).......................................................................    4

         Consolidated Statements of Cash Flows, Nine Months Ended June 30, 1994
             and 1993 (Unaudited).......................................................................    5

         Notes to Consolidated Financial Statements.....................................................    7

      2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........   12


II.   OTHER INFORMATION - Items 1 through 6.............................................................   20

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (Unaudited)


                                                       June 30,    September 30,
             Assets                                      1994          1993
             ------                                      ----          ----

Current assets:
   Cash and cash equivalents, including restricted
     cash in margin accounts of $12,492,308 and
     $4,441,301                                      $ 70,106,396     63,586,968
   Accounts receivable, net of allowance              187,531,730    185,844,633
   Natural gas, crude oil and petroleum product
    inventories                                        22,638,414     26,994,076
   Notes receivable                                     1,667,491      4,227,258
   Income taxes receivable                              1,515,774      2,138,511
   Other                                                3,721,229        719,601
                                                     ------------    -----------

        Total current assets                          287,181,034    283,511,047
                                                     ------------    -----------


Property, plant, and equipment, at cost:
   Natural gas processing facilities                  103,347,025     88,046,503
   Natural gas and crude oil pipelines                423,056,305    324,031,220
   Construction in progress                            13,889,665     17,335,314
   Other equipment                                     23,264,523     17,791,890
                                                     ------------    -----------
                                                      563,557,518    447,204,927
   Less accumulated depreciation                      114,529,213     93,772,409
                                                     ------------    -----------

        Total property, plant and equipment, net      449,028,305    353,432,518

Other assets:
   Goodwill, net of applicable amortization of
      $7,337,818 and $5,542,244, respectively          27,990,852     29,786,426
   Gas contracts and other intangibles, net of
    applicable
     amortization of $882,002 and $156,250,
      respectively                                      8,758,309      1,118,750
   Other                                                6,662,613      7,732,568
                                                     ------------    -----------

        Total other assets                             43,411,774     38,637,744
                                                     ------------    -----------

                                                     $779,621,113    675,581,309
                                                     ============    ===========

                                  (Continued)

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                    Consolidated Balance Sheets, Continued
                                  (Unaudited)


                                                    June 30,     September 30,
      Liabilities and Stockholders' Equity            1994            1993
      ------------------------------------            ----            ----
 Current liabilities:
   Accounts payable:
     Trade                                        $194,808,864     220,759,278
     Other                                           4,534,129       4,180,579
                                                  ------------     -----------
                                                   199,342,993     224,939,857

   Outstanding checks in excess of bank balances    50,310,188      26,697,341
   Accrued interest expense                          2,774,767       4,802,292
   Dividends payable                                   404,219         394,607
   Current portion of long-term debt (note 6)        4,133,000       4,000,000
                                                  ------------     -----------

       Total current liabilities                   256,965,167     260,834,097
                                                  ------------     -----------


Deferred income taxes                               42,292,327      37,941,306

Long-term debt (note 6)                            239,130,000     163,000,000

Other long-term liabilities                          1,022,724             ---
                                                  ------------     -----------

       Total liabilities                           539,410,218     461,775,403
                                                  ------------     -----------


Stockholders' equity (note 5):
   Common stock, $.05 par value. Authorized
    40,000,000 shares; issued
     and outstanding 15,111,425 and 14,791,022
      shares, respectively                             755,572       1,476,163
   Additional paid-in capital                      168,896,463     155,080,129
   Unamortized restricted stock compensation
    award                                           (1,186,740)     (1,193,149)
   Retained earnings                                71,745,600      58,442,763
                                                  ------------     -----------

        Total stockholders' equity                 240,210,895     213,805,906
                                                  ------------     -----------

                                                  $779,621,113     675,581,309
                                                  ============     ===========


See accompanying notes to consolidated financial statements.

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                             Three Months Ended              Nine Months Ended
                                                                  June 30,                        June 30,
                                                         --------------------------     ---------------------------
                                                              1994         1993            1994           1993
                                                              ----         ----            ----           ----
 Operating revenue:
   Natural gas and petroleum products sales              $535,563,717   442,212,379   1,583,378,746   1,299,505,262
   Transportation                                           7,165,354     3,303,727      19,117,090      10,747,921
   Other                                                    2,210,288     2,074,287       9,586,210       6,128,735
                                                         ------------  ------------   -------------   -------------
                                                          544,939,359   447,590,393   1,612,082,046   1,316,381,918
                                                         ------------  ------------   -------------   -------------
 Operating expenses:
   Natural gas and petroleum products purchases           509,667,541   416,465,748   1,496,154,971   1,216,251,018
   Operations                                              11,160,758     8,943,297      33,030,125      25,925,693
   General and administrative                               8,355,648     5,504,737      22,345,456      16,516,768
   Depreciation and amortization                            7,973,911     6,018,215      22,792,937      17,424,918
                                                         ------------  ------------   -------------   -------------
                                                          537,157,858   436,931,997   1,574,323,489   1,276,118,397
                                                         ------------  ------------   -------------   -------------

         Income from operations                             7,781,501    10,658,396      37,758,557      40,263,521

 Other income (expense):
   Interest expense                                        (4,390,352)   (3,314,165)    (12,212,522)    (10,061,019)
   Interest income                                            361,983       344,543         887,442         909,034
   Other, net                                                  41,164       (43,964)         59,903        (141,750)
                                                         ------------  ------------   -------------   -------------
                                                           (3,987,205)   (3,013,586)    (11,265,177)     (9,293,735)
                                                         ------------  ------------   -------------   -------------

          Earnings before income taxes                      3,794,296     7,644,810      26,493,380      30,969,786

Provision for income taxes expense:
   Current                                                  1,392,682     1,959,073       7,143,365       8,573,831
   Deferred                                                   828,226     1,007,277       4,537,611       3,723,980
                                                         ------------  ------------   -------------   -------------
                                                            2,220,908     2,966,350      11,680,976      12,297,811
                                                         ------------  ------------   -------------   -------------

         Net earnings                                    $  1,573,388     4,678,460      14,812,404      18,671,975
                                                         ============  ============   =============   =============


Net earnings per common share                                $   .10           $.32             .99            1.28
                                                              ======        =======         =======         =======

Weighted average common shares
   outstanding (note 7)                                    15,078,857    14,615,658      15,014,860      14,594,943
                                                         ============  ============   =============   =============

Common stock dividends (note 5)                              $    .03           .03             .09             .09
                                                              ======        =======         =======         =======

See accompanying notes to consolidated financial statements

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Nine Months Ended June 30, 1994 and 1993
                                  (Unaudited)


                                                        1994           1993
                                                        ----           ----
Net cash provided by operating activities          $  16,639,123     53,305,488
                                                    ------------    -----------

Cash flows from investing activities:
  Capital expenditures for property, plant and
   equipment                                        (100,057,673)   (52,793,281)
  Capital expenditures for gas contracts and
    other intangibles                                 (8,365,311)           ---
  Notes receivable, net                                1,059,766         10,214
  Proceeds from disposition of assets                    167,025        273,358
  Changes in other assets                             (2,962,799)    (2,529,396)
                                                    ------------    -----------
          Net cash used by investing activities     (110,158,992)   (55,039,105)
                                                    ------------    -----------

Cash flows from financing activities:
  Borrowings                                         130,000,000     36,482,649
  Repayments of debt                                 (54,000,000)   (16,209,000)
  Deferred financing costs                              (251,734)           ---
  Net proceeds from issuance of common stock           1,878,856        919,656
  Purchase of treasury stock                                 ---     (2,118,720)
  Dividends paid                                      (1,200,672)    (1,169,890)
  Increase in outstanding checks in excess of
   bank balances                                      23,612,847     12,869,689
                                                    ------------    -----------
          Net cash provided by financing
           activities                                100,039,297     30,774,384
                                                    ------------    -----------

             Net increase in cash and cash
              equivalents                              6,519,428     29,040,767
             Cash and cash equivalents, beginning
              of period                               63,586,968     40,806,440
                                                    ------------    -----------
             Cash and cash equivalents, end of
              period                               $  70,106,396   $ 69,847,207
                                                    ============    ===========


(continued on following page)

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Nine Months Ended June 30, 1994 and 1993
                                  (Unaudited)
                        (continued from previous page)

                                                            1994         1993
                                                            ----         ----
Supplemental disclosures of cash flow information:
   Cash paid for:
      Interest, net of amount capitalized                $14,240,047  12,465,405
                                                         ===========  ==========
      Income taxes                                       $ 6,377,725   4,955,932
                                                         ===========  ==========

Supplemental schedule of noncash investing and
 financing activities:
   Accrued common stock dividends                        $   404,219     391,244
                                                         ===========  ==========
   Issuance of common stock pursuant to purchase of
    assets from Endevco                                  $10,013,991        ---
                                                         ===========  ==========

   Tax effect of stock option compensation               $   174,000     210,000
                                                         ===========  ==========

   Assumed obligations for purchases of joint venture
    interests                                            $   894,076        ---
                                                         ===========  ==========

   Note payable issued for acquisition of assets         $   263,000        ---
                                                         ===========  ==========

   Conversion of note receivable into property, plant
      and equipment                                      $ 1,500,000        ---
                                                         ===========  ==========


See accompanying notes to consolidated financial statements.

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 June 30, 1994
                                  (Unaudited)



(1)  Unaudited Interim Financial Information

     The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position and results of operations of Associated Natural Gas Corporation and Subsidiaries (the Company) for the interim periods presented. All adjustments, in the opinion of management, are of a normal recurring nature.

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



(3)  Merger with Grand Valley Gas Company

     On June 30, 1994, the Company filed Articles of Merger, to be effective July 1, 1994, in connection with the Merger between its wholly-owned subsidiary, Associated Natural Gas, Inc. (ANGI) and Grand Valley Gas Company (Grand Valley), with ANGI as the surviving entity. The acquisition has been accounted for under the pooling of interests method and, accordingly, the Company's consolidated financial statements have been restated to include the accounts of Grand Valley for all periods presented. Grand Valley is a natural gas marketing company with sales principally in the Pacific Northwest, Rocky Mountains, Western Canada and California regions. Under the terms of the merger, the Company exchanged 1,637,467 shares of its common stock for 100% of Grand Valley's outstanding common stock.

     Grand Valley's consolidated financial statements reported prior to the merger reflected a year end of May 31 as compared to the Company's fiscal year end of September 30. As a result, the consolidated statements of operations reflect the combination of Grand Valley's and the Company's quarterly results through May 31, and June 30, 1994 and 1993, respectively. Consequently, Grand Valley's separate results of operations for the month of June 1994 and for the three months ended August 31, 1993 are not reflected in the consolidated statements of operations and have been charged directly to retained earnings as of June 30, 1994. Grand Valley's net revenues, operating loss, and net loss were approximately $104,683,000, ($264,000) and ($308,000), respectively, for these four months.

     The table below sets forth the unaudited combined net revenues and net earnings (loss) for the pre-merger periods and combines the Company's results of operations for the quarters ended December, March and June with Grand Valley's results of operations for the quarters ended November, February and May for the fiscal periods presented.


                                      Quarter Ended
                                      -------------
                        December 31,    March 31,     June 30,
Fiscal 1994:
  Net revenues:
      ANGC               $425,247,330  444,745,496  439,133,167
      Grand Valley         87,856,182  109,293,679  105,806,192
                         ------------  -----------  -----------
                         $513,103,512  554,039,175  544,939,359
                         ============  ===========  ===========

  Net earnings (loss):
      ANGC               $  5,196,189    5,860,944    2,139,333
      Grand Valley            855,504    1,326,379     (565,945)
                         ------------  -----------  -----------
                         $  6,051,693    7,187,323    1,573,388
                         ============  ===========  ===========



Fiscal 1993:
   Net revenues:
      ANGC               $364,409,016  327,116,437  369,035,354
      Grand Valley         93,706,427   83,559,645   78,555,039
                         ------------  -----------  -----------
                         $458,115,443  410,676,082  447,590,393
                         ============  ===========  ===========

  Net earnings:
      ANGC               $  6,173,320    5,593,362    4,505,552
      Grand Valley          1,117,607    1,109,226      172,908
                         ------------  -----------  -----------
                        $   7,290,927    6,702,588    4,678,460
                         ============  ===========  ===========


(4)  Acquisitions

     Effective November 1, 1993, the Company purchased four natural gas gathering/transportation pipeline systems and certain contractual gas storage rights from the former noteholders of Endevco, Inc. (Endevco) pursuant to Endevco's Plan of Reorganization. The total purchase price consisted of approximately $20.5 million in cash and 264,089 shares of the Company's common stock. The acquisition included the 465 mile Mississippi Fuels intrastate gas transportation system; the 63 mile Ada gas gathering system in Louisiana; the 7 mile Chalybeat Springs gas transportation system in Louisiana and Arkansas; the 12 mile Leaf River gas transportation system in Mississippi and storage rights for up to 300,000 MMBTU in the Hattiesburg gas storage facility in Mississippi. The Company transferred the assets of the Mississippi Fuels gas transportation system to AIM Pipeline Company, a wholly-owned subsidiary of Associated Natural Gas Corporation.

     On November 9, 1993, the Company acquired from Dynamic Energy Resources, Inc. (Dynamic) the right, title and interest in a Gas Sale and Purchase Agreement and related transportation rights by and between Dynamic and Oklahoma Natural Gas Company. In addition, the Company and Dynamic entered into a gas purchase and processing agreement whereby the Company processes Dynamic's gas, through the Company's Milfay and/or Glenpool natural gas processing plants, pursuant to a percentage-of-proceeds contract.

     On November 12, 1993, the Company, through its wholly-owned subsidiary ATTCO NGL Pipeline Company, purchased for $22.5 million cash all of the outstanding common stock of Dean Pipeline Company (Dean), an indirect wholly owned subsidiary of Tenneco, Inc. The assets of Dean consist of approximately 264 miles of mainline NGLs transportation pipeline with approximately 54 miles of supply laterals traversing the Gulf Coast of Texas. The pipeline has a throughput capacity of 21,000 barrels per day and interconnects with underground storage and fractionation facilities in Mont Belvieu, Texas. Dean has been merged into ATTCO NGL Pipeline Company.

     Effective December 1, 1993, the Company purchased JN Exploration and Production Limited Partnership's natural gas gathering/transportation system located in Mississippi. This system consists of approximately 49 miles of natural gas gathering pipeline connected to approximately 19 wells and is interconnected with the Company's AIM Pipeline gas transportation system acquired from Endevco.

     Effective February 1, 1994, the Company, through its wholly-owned subsidiary ATTCO Pipeline Company, purchased Shell Pipeline Corporation's Hope-Houston crude oil pipeline system in south Texas. This system consists of approximately 165 miles of crude oil gathering and trunkline pipeline with an interconnection to an Exxon pipeline. This pipeline moves approximately 9,000 barrels a day of crude oil through this system at its published tariff.

     Effective March 1, 1994, the Company, through its wholly-owned subsidiary Associated Louisiana Intrastate Pipeline Company, purchased from Gulf States Pipeline Corporation the remaining outside owned 50% interest in the Minden/Terryville natural gas pipeline system located in Louisiana. This system is a 42 mile transmission pipeline with a throughput capacity of approximately 75,000 MCF per day that delivers residue gas from the tailgate of the Company's Minden, Louisiana natural gas processing plant to two interstate and one intrastate natural gas pipelines.

(5)  Stock Transactions

     On November 1, 1993, the Company issued 264,089 shares of common stock (at a price of $37.919) as partial consideration for the acquisition of four natural gas gathering/transportation systems from the former noteholders of Endevco. On February 15, 1994, the Company granted 28,895 shares of four-year vesting restricted common stock to key employees. Such shares on the date of grant had a value of $36.25 per share.

     During the nine months ended June 30, 1994 and 1993, the Company received $540,304 and $892,505 respectively, under option agreements with employees for the acquisition of 28,024 and 43,574 shares, respectively, of common stock at various prices. On June 7, 1994, the Company declared a $.03 per share cash dividend on its common stock payable on July 15, 1994 to the common shareholders of record on June 30, 1994.

     At the Company's annual stockholders' meeting, held February 10, 1994, the stockholders approved a proposal for the Company to increase the number of authorized shares of common stock from 20 to 40 million and to reduce the par value from $.10 to $.05 per share.

(6)  Long-Term Debt
     Long-term debt is summarized as follows:

                                               June 30,     September 30,
                                                 1994            1993
                                                ------          ------
9.55% senior notes (a)                       $ 55,000,000      55,000,000
9.90% senior notes (a)                         45,000,000      45,000,000
12.75% senior notes (b)                         8,000,000      12,000,000
Revolving Credit Agreement (c)                 85,000,000      45,000,000
6.30% senior unsecured notes (d)               40,000,000             ---
Convertible senior subordinated notes (e)      10,000,000      10,000,000
Other                                             263,000             ---
                                              -----------     -----------
                                              243,263,000     167,000,000

Less:  current portion of long-term debt       (4,133,000)     (4,000,000)
                                              -----------     -----------
                                             $239,130,000     163,000,000
                                              ===========     ===========

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

     (b) On December 31, 1985, the Company issued to The Prudential Insurance Company of America senior notes in the aggregate principal amount of $12,000,000 bearing interest at 12.75% payable semiannually. The senior notes are unsecured and are payable in three annual installments of $4,000,000 which commenced December 31, 1993.

     (c) On January 13, 1994 the Company closed on an amendment effective December 31, 1993 to its Revolving Credit Agreement (Revolver) dated June 1, 1992 with certain commercial lending institutions and Continental Bank N.A., as agent. The amendment expanded the committed amount of the Revolver from $100 million to $150 million subject to certain limitations based upon the total debt of the Company. The Revolver will become a three-year unsecured term loan, with quarterly principal payments equal to one twelfth of the balance outstanding on May 1, 1996, due commencing on August 1, 1996 with a maturity date of May 1, 1999. The outstanding principal under the facility and term loan bears interest at the Revolver's applicable margin, currently .625%, above the adjusted Eurodollar (LIBOR) Rate or at Base (Prime) Rate. The 30 day LIBOR rate and Prime rate were 4.5625% and 7.25% at June 30, 1994, respectively. A non-use fee, currently 1/4 of one percent per annum, is charged on the unused portion of the facility. The Revolver contains certain covenants, including covenants regarding net worth; current ratio; fixed charge coverage ratio; dividends; loans, advances and investments; permitted indebtedness; environmental provisions and information requirements. At June 30, 1994, the Company was in compliance with the terms of its debt agreements.

     (d) On April 5, 1994, the Company closed on the sale of $40,000,000 of its senior unsecured notes to Connecticut General Life Insurance Company. The notes were sold at par, bear interest at the rate of 6.30% per annum and mature at various dates beginning April 15, 1999 and ending on April 15, 2003. The notes are unsecured and contain certain terms and conditions which are substantially equivalent to those in the Company's existing long-term indebtedness. Proceeds from these notes were used by the Company to reduce its outstanding indebtedness under its Revolver.

     (e) In December 1992, the ANGI's wholly-owned subsidiary, Grand Valley, sold $10 million of convertible senior subordinated notes in a private placement transaction. The notes as amended and assumed as part of the merger bear interest at a rate of 9% with interest payments due semiannually. Annual principal payments of

$1,250,000 begin on December 15, 1997 and continue through December 15, 2004. The notes are convertible at the option of the purchasers into an aggregate of 240,964 shares of the Company's common stock. This conversion right also contains various antidilution provisions, including an adjustment to the conversion price of the Company's common stock if the Company issues shares at less than the then current market price.

     On February 10, 1994 the Company entered into a $20 million Line of Credit with Continental Bank, N.A. which expires on December 30, 1994. Interest on borrowings is based on a quoted rate furnished by the bank for daily periods of up to one week. The Company utilizes this facility for its intra - month working capital needs.

     The Company through its wholly-owned subsidiary, Grand Valley, has a revolving credit agreement with First National Bank of Boston that provides for a maximum commitment of $20 million. The line of credit provides working capital funding capacity of $15 million and interim funding capacity for capital expenditures of $5 million. Loans under the $15 million commitment bear interest at the bank's base rate plus 3/4 percent. Loans under the $5 million commitment bear interest at the bank's base rate plus one percent. The bank's base rate at June 30, 1994 was 7.25% percent.


(7)  Earnings Per Common Share

     Earnings per common share is computed by dividing net earnings available to common shares by the weighted average number of common shares outstanding. The outstanding options to purchase common stock and the convertible senior subordinated notes did not have a material dilutive effect on the calculation of earnings per share for any period presented.


(8)  Seasonality

     The Company experiences significant seasonal changes in volumes, prices and certain expenses; therefore, the results of operations for the three and nine month periods ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS & RESULTS OF OPERATIONS

  The following is a discussion of the Company's consolidated financial condition, results of operations and capital resources. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this filing.

  Effective July 1, 1994, Associated Natural Gas, Inc. (ANGI), a subsidiary of ANGC, and Grand Valley Gas Company (Grand Valley) completed their previously announced Merger Agreement which provided for the merger of Grand Valley into ANGI. Under the terms of the Merger Agreement, Grand Valley shareholders received 0.25 shares of ANGC Common Stock in exchange for each of their shares of Grand Valley Common Stock. ANGC issued 1,637,467 shares of ANGC Common Stock in exchange for all 6,549,967 shares of Grand Valley Common Stock outstanding as of June 30, 1994.

  The merger was accounted for as a pooling of interests. Under this method of accounting, the recorded assets and liabilities of ANGC and Grand Valley have been carried forward to the combined company at their historical amounts, and results of operations of the combined company reflect the combination of ANGC's and Grand Valley's results of operations. The combined company is referred to as the "Company" in the following discussion.

  As a result, the financial information for the combined company is not necessarily indicative of the results of operations that would have been obtained if the merger had occurred at the beginning of the periods presented nor are they indicative of future operating results, as the historical information does not include any cost savings expected to occur as a result of the merger.



Results of Operations

Three months ended June 30, 1994 and 1993:

  Presented below are the percentage increase and decrease in operating revenue, net operating margin, earnings before income taxes, net earnings, and net earnings plus deferred taxes, depreciation and amortization as compared to the prior period. The data has been adjusted for the merger costs incurred during the quarter for comparability.


                            Three months ended
                                 June 30,        Percent
                            ------------------   Increase
                             1994        1993   (Decrease)
                            ------      ------   --------
                          (Dollars in thousands)
Operating revenue         $544,939     447,590     21.8 %
Net operating margin (1)    35,272      31,125     13.3

(1) Net operating margin is equal to operating revenue, less natural gas and petroleum products purchases.

                                       Three months ended
                                            June 30,       Percent
                                       ------------------  Increase
                                        1994        1993  (Decrease)
                                       ------      ------  --------
                                     (Dollars in thousands)
Earnings before income taxes:
 As reported                            3,794       7,645
 Merger costs                           1,333         ---
                                      -------      ------
 Excluding merger costs                 5,127       7,645    (32.9)%

Net earnings:
 As reported                            1,573       4,678
 Merger costs                           1,333         ---
                                      -------      ------
 Excluding merger costs                 2,906       4,678    (37.9)

Net earnings plus deferred tax
expense, depreciation and
amortization:
 As reported                           10,376      11,704
 Merger costs                           1,333         ---
                                      -------      ------
 Excluding merger costs                11,709      11,704     ---

Earnings per share:
 As reported                          $   .10         .32
 Merger costs                         $   .09         ---
                                      -------      ------
 Excluding merger costs               $   .19         .32    (40.6)


  The $1.3 million of non-tax deductible merger costs consisted primarily of financial advisory fees, outside legal, accounting and other professional fees.

  Earnings decreased because operating expenses, general and administrative expenses, depreciation, interest and taxes increased more than the increase in the net operating margin. The combined historical operating and general and administrative expenses are not indicative of the future level of these expenses because the historical information does not include any cost savings expected to occur as a result of the merger. Interest expense increased partially as a result of borrowings to finance the Endevco and Dean Pipeline acquisitions. For the three months ended June 30, 1994 and 1993, the Company's effective cost of funds was 7.7% and 8.9%, respectively. The provision for income taxes, as a percentage of earnings before income taxes, increased from 38.8% in 1993 to 58.5% in 1994, as a result of merger related costs which are not tax deductible, and an increase in the corporate tax rate to 35% under the Revenue Reconciliation Act of 1993.

  The following tables reflect operating data and average daily natural gas volumes for the combined company:

                                  System
                                  Supply     Off-System   Crude Oil     Total
                                  ------     -----------  ---------     -----
1994
  Operating revenue             $  123,199      270,973     150,767     544,939
  Net operating margin(1)           27,445        4,468       3,359      35,272
    Percent                           22.3%         1.7%        2.2%        6.5%
1993
  Operating revenue             $  106,336      203,319     137,935     447,590
  Net operating margin(1)           25,269        3,968       1,888      31,125
    Percent                           23.8%         2.0%        1.4%        7.0%


                                      Three months ended
                                           June 30,        Percent
                                     --------------------  Increase
                                       1994        1993   (Decrease)
                                       ----        ----     -------
Natural Gas Volumes (MCF Per Day):
 System Supply:
   Rocky Mountain Region            143,000      146,000    (2.1)%
   Mid-Continent Region             254,000      250,000     1.6
   Gulf Coast Region                469,000      306,000    53.3
                                    866,000      702,000    23.4

 Off-System:                      1,541,000    1,031,000    49.5
                                  2,407,000    1,733,000    38.9

  (1) Net operating margin is equal to operating revenue, less natural gas and petroleum products purchases.



   The increase in operating revenue is primarily attributable to higher off-system natural gas volumes marketed, higher crude oil volumes marketed and the Company's continued growth in volumes through its system supply facilities. The increase in operating revenue attributable to the increase in gas volumes company-wide was offset by lower natural gas and NGLs prices.

   The average price per MCF received by the Company for natural gas sold from all of its system supply facilities was $1.91 and $2.18 for the three months
ended June 30, 1994 and 1993, respectively.   NGLs prices were substantially
lower for the Company during this period in relation to the corresponding period in 1993. The following reflects the Company's weighted average NGLs price per gallon received by the Company at all its system supply facilities.

                              Three months ended
                                   June 30,
                             --------------------
                                1994      1993
                                ----      ----
Ethane                         $.137      .161
Propane                         .261      .307
Butanes                         .273      .358
Gasoline                        .329      .417

Overall weighted average price
 per gal.                       .244      .308


   Average daily system supply NGLs processed, fractionated, transported or marketed increased 77.5% from 24,500 barrels per day for the previous year's period to 43,500 barrels per day. This increase is attributable to the acquisition of Dean Pipeline, an NGL transportation system in south Texas, in November 1993 and higher NGLs recoveries through the Company's Colorado D-J Basin processing facilities.

   The Company's overall net operating margin (as a percentage of operating revenue) decreased from 7.0% in 1993 to 6.5% in 1994 primarily due to lower natural gas and NGLs prices. The Company continues to expand its system supply volumes by acquiring and developing systems where the gas is being gathered and transported, and, to a lesser extent, processed. The gathering/transportation service generates a lower per unit margin which reduces the Company's overall average margin on a per unit basis. System supply volumes increased approximately 23% in 1994, due to the acquisition in November 1993 from the Endevco noteholders of the Ada gathering and transportation system (increase of 69,000 MCF/D) and AIM Pipeline (70,000 MCF/D) systems and higher natural gas volumes being processed/transported through the Company's Texas Wilcox (26,000 MCF/D) system.

   The Company's crude oil net operating margin (as a percentage of operating revenue) increased from 1.4% in 1993 to 2.2% in 1994 due to additional transportation volumes as a result of the Company's acquisition of Shell's south Texas crude oil system, the acquisition of Mobil's Hedelton gathering system and the acquisition of a gathering system from CITGO.

   Interest income represents interest earned on the Company's cash and cash equivalents. The Company endeavors to maximize interest income by utilizing controlled disbursement checking accounts which allow the Company to temporarily invest funds relating to outstanding checks in highly rated liquid corporate demand notes.

Nine months ended June 30, 1994 versus 1993:

   Presented below are the percentage increase and decrease in operating revenue, net operating margin, earnings before income taxes, net earnings and net earnings plus deferred taxes, depreciation and amortization as compared to the prior period. Revenues and earnings have been adjusted for the merger costs incurred during the quarter for comparability.


                                      Nine months ended
                                          June 30,          Percent
                                      -----------------    Increase
                                       1994       1993    (Decrease)
                                      ------     ------   ----------
                                    (Dollars in thousands)
Operating revenue                  $1,612,082  1,316,382     22.5 %
Net operating margin (1)              115,927    100,131     15.8

(1) Net operating margin is equal to operating revenue, less natural gas and petroleum products purchases.




                                      Nine months ended
                                          June 30,          Percent
                                      -----------------    Increase
                                       1994       1993    (Decrease)
                                      ------     ------   ----------
                                    (Dollars in thousands)
Earnings before income taxes:
 As reported                           26,493    30,970
 Merger costs                           1,333       ---
                                      -------    ------
 Excluding merger costs                27,826    30,970     (10.2)%

Net earnings:
 As reported                           14,812    18,672
 Merger costs                           1,333       ---
                                      -------    ------
 Excluding merger costs                16,145    18,672     (13.5)

Net earnings plus deferred tax
expense, depreciation and
amortization:
 As reported                           42,143    39,821
 Merger costs                           1,333       ---
                                      -------    ------
 Excluding merger costs                43,476    39,821       9.2

Earnings per share:
 As reported                          $   .98      1.27
 Effect of merger costs               $   .09       ---
                                      -------    ------
 Excluding merger costs               $  1.07      1.27     (15.8)

  The $1.3 million of non-tax deductible merger costs consisted primarily of financial advisory fees, outside legal, accounting and other professional fees.

  Earnings decreased because operating expenses, general and administrative expenses, depreciation, interest and taxes increased more than the increase in the net operating margin. The combined historical operating and general and administrative expenses are not indicative of the future level of these expenses because the historical information does not include any cost savings expected to occur as a result of the merger. Interest expense increased partially as a result of borrowings to finance the Endevco and Dean Pipeline acquisitions. For the three months ended June 30, 1994 and 1993, the Company's effective cost of funds was 7.5% and 8.7%, respectively. The provision for income taxes, as a percentage of earnings before income taxes, increased from 39.7% in 1993 to 44.1% in 1994, as a result of merger related costs which are not tax deductible, and an increase in the corporate tax rate to 35% under the Revenue Reconciliation Act of 1993.

  The following tables reflect operating data and average daily natural gas volumes for the combined company.

                                  System
                                  Supply     Off-System   Crude Oil     Total
                                  ------     -----------  ---------     -----
1994
  Operating revenue             $  375,630      851,567     384,885   1,612,082
  Net operating margin(1)           85,603       20,996       9,328     115,927
    Percent                          22.8%         2.5%        2.4%        7.2%
1993
  Operating revenue             $  323,372      575,424     417,086   1,316,382
  Net operating margin(1)           79,824       14,571       5,735     101,130
    Percent                          24.6%         2.5%        1.4%        7.7%



                                   Nine months ended
                                       June 30,          Percent
                                 ----------------------- Increase
                                     1994        1993   (Decrease)
                                     ----        ----   ----------
Natural Gas Volumes (MCF Per Day):
 System Supply:
   Rocky Mountain Region           143,000      137,000     4.4%
   Mid-Continent Region            255,000      241,000     5.8
   Gulf Coast Region               452,000      304,000    48.7
                                 ---------    ---------
                                   850,000      682,000    24.6

 Off-System:                     1,488,000    1,023,000    45.5
                                 ---------    ---------
                                 2,338,000    1,705,000    37.1
                                 =========    =========

  (1) Net operating margin is equal to operating revenue, less natural gas and petroleum products purchases.

   The increase in operating revenue is primarily attributable to higher off-system natural gas volumes marketed, higher crude oil volumes marketed and the Company's continued growth in volumes through its system supply facilities. The increase in operating revenue attributable to the increase in gas volumes company-wide was offset by lower natural gas and NGLs values.

   The average price per MCF received by the Company for natural gas sold from all of its system supply facilities was $2.14 and $2.17 for the nine months ended June 30, 1994 and 1993, respectively. NGLs prices were substantially lower for the Company during this period in relation to the corresponding period in 1993. The following reflects the Company's weighted average NGLs price per gallon received by the Company at all its system supply facilities.

                                      Nine months ended
                                           June 30,
                                      -----------------
                                      1994        1993
                                      ----        ----
Ethane                               $.134        .168
Propane                               .279        .330
Butanes                               .288        .365
Gasoline                              .326        .431

Overall weighted average price/gal.   .254        .321


   Average daily system supply NGLs processed, fractionated, transported or marketed increased 53.7% from 24,400 barrels per day for the previous year's period to 37,500 barrels per day. This increase is attributable to the acquisition of Dean Pipeline, an NGL transportation system in south Texas, in November 1993 and higher NGLs recoveries through the Company's Colorado D-J Basin processing facilities.

   The Company's overall net operating margin (as a percentage of operating revenue) decreased from 7.6% in 1993 to 7.2% in 1994 primarily due to the lower natural gas and NGLs prices. The Company continues to expand its system supply volumes by acquiring and developing systems where the gas is being gathered and transported, and, to a lesser extent, processed. The gathering/transportation service generates a lower per unit margin which reduces the Company's overall average margin on a per unit basis. System supply volumes increased approximately 25% in 1994, due to the acquisition in November 1993 from the Endevco noteholders of the Ada gathering and transportation system (increase of 74,000 MCF/D) and AIM Pipeline (67,000 MCF/D) systems and higher natural gas volumes being processed/transported through the Company's Texas Wilcox (24,000 MCF/D) system.

   The Company's crude oil net operating margin (as a percentage of operating revenue) increased from 1.4% in 1993 to 2.4% in 1994 due to additional transportation volumes as a result of the Company's acquisition of Shell's south Texas crude oil system, the acquisition of Mobil's Hedelton gathering system and the acquisition of a gathering system from CITGO.

Capital Resources and Liquidity

  The Company's capital resources and liquidity historically have been provided by net cash from operating activities, proceeds from the offerings of equity securities, proceeds from debt securities and funds available under its financing facilities. In the past, these sources have been sufficient to meet the needs and finance the growth of the Company's business. Net cash provided by operating activities has been affected primarily by natural gas and NGLs prices, the Company's success in increasing "system supply" volumes and the margin on crude oil and "off-system" natural gas purchased for resale. The Company's continued growth will be dependent upon success in the areas of additions to dedicated plant reserves, acquisitions, new project development and marketing.

  At June 30, 1994, the Company had $65 million of credit available under its Revolving Credit Agreement and $20 million of capital available under its Line of Credit with Continental Bank, N.A. The Revolving Credit Agreement with First National Bank of Boston was cancelled by the Company subsequent to June 30, 1994. Additional sources of liquidity to the Company are provided by the volumes of natural gas, crude oil and NGLs held in inventory. The Company stores volumes of natural gas, crude oil and NGLs primarily to assure an adequate supply for term sales contracts and for resale during periods when prices are favorable. At June 30, 1994, the Company held in inventory approximately $12, $7.5 and $3 million of natural gas, crude oil and NGLs, respectively.

  It has been the Company's practice (which it expects to continue) to secure sources of long-term capital prior to committing to new projects. The Company intends to borrow additional amounts under its debt agreements, as required, to fund operations and to construct or acquire new facilities in accordance with its asset-based business plan. The Company has negotiated its debt financings in a manner which defers and staggers principal repayments through fiscal 2004. Management believes the Company's current cash position, future cash provided by operating activities, borrowing capacity under its debt agreements and its relations with its institutional lenders and equity investors should enable it to meet its future capital requirements, although there can be no assurance that the Company will be able to obtain additional capital when needed on acceptable terms.

                                    PART II


ITEM 1. Legal Proceedings

   Not applicable


ITEM 2. Changes in Securities

   Not applicable


ITEM 3. Defaults Upon Senior Securities

   Not applicable


ITEM 4. Submission of Matters to a Vote of Security Holders

   Not applicable.


ITEM 5. Other Information

   Not applicable


ITEM 6. Exhibits and Reports on Form 8-K

   A.    None.

   B. A Form 8-K was filed by the Registrant on July 15, 1994 for the Company announcing its closing of the Merger with Grand Valley Gas Company, effective July 1, 1994.

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



                                             ASSOCIATED NATURAL GAS CORPORATION
                                             ----------------------------------
                                             (Registrant)


Date     August 15, 1994
     ---------------------------
                                             By /s/ J. Roger Grace
                                               --------------------------------
                                               J. Roger Grace
                                               Treasurer
                                               (Principal Accounting Officer)