Form 10-Q/A
period 1994-06-30
ASSOCIATED NATURAL GAS CORP
filed 1994-10-20
CIK 836666

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                  FORM 10-Q/A

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

- - --------------------------------------------------------------------------------

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               ----     ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

            Class                                 Outstanding at June 30, 1994
- - ---------------------------------              ---------------------------------
  Common Stock, $.05 par value                          15,111,425 shares

================================================================================

                      ASSOCIATED NATURAL GAS CORPORATION
                                   FORM 10-Q/A

                                     INDEX
                                     -----

Part  Item                                                                                                Page
- - ----  ----                                                                                                ----
 I.   FINANCIAL INFORMATION:

      1. Financial Statements:

         Consolidated Balance Sheets, June 30, 1994
             and September 30, 1993 (Unaudited).........................................................    2

         Consolidated Statements of Operations, Three and Nine Months Ended June 30, 1994
             and 1993 (Unaudited).......................................................................    4

         Consolidated Statements of Stockholders' Equity, Nine Months Ended June 30, 1994 and
             Year Ended September 30, 1993 (Unaudited)..................................................    5

         Consolidated Statements of Cash Flows, Nine Months Ended June 30, 1994
             and 1993 (Unaudited).......................................................................    6

         Notes to Consolidated Financial Statements.....................................................    8

      2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........   13


II.   OTHER INFORMATION - Items 1 through 6.............................................................   21

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (Unaudited)


                                                       June 30,    September 30,
             Assets                                      1994          1993
             ------                                      ----          ----
                                                                    (Restated Note 3)

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
                                                     ============    ===========

                                  (Continued)

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                    Consolidated Balance Sheets, Continued
                                  (Unaudited)


                                                    June 30,     September 30,
      Liabilities and Stockholders' Equity            1994            1993
      ------------------------------------            ----            ----
                                                                   (Restated Note 3)
 Current liabilities:
   Accounts payable:
     Trade                                        $194,808,864     220,759,278
     Other                                           4,534,129       4,180,579
                                                  ------------     -----------
                                                   199,342,993     224,939,857

   Outstanding checks in excess of bank balances    50,310,188      26,697,341
   Accrued interest expense                          2,774,767       4,802,292
   Dividends payable                                   404,219         394,607
   Current portion of long-term debt (note 6)        4,133,000       4,000,000
                                                  ------------     -----------

       Total current liabilities                   256,965,167     260,834,097
                                                  ------------     -----------


Deferred income taxes                               42,292,327      37,941,306

Long-term debt (note 6)                            239,130,000     163,000,000

Other long-term liabilities                          1,022,724             ---
                                                  ------------     -----------

       Total liabilities                           539,410,218     461,775,403
                                                  ------------     -----------


Stockholders' equity (note 5):
   Common stock, $.05 par value. Authorized
    40,000,000 shares; issued
     and outstanding 15,111,425 and 14,723,406
      shares, respectively                             755,572       1,472,340
   Additional paid-in capital                      168,896,463     155,083,952
   Unamortized restricted stock compensation
    award                                           (1,186,740)     (1,193,149)
   Retained earnings                                71,745,600      58,442,763
                                                  ------------     -----------

        Total stockholders' equity                 240,210,895     213,805,906
                                                  ------------     -----------

                                                  $779,621,113     675,581,309
                                                  ============     ===========


See accompanying notes to consolidated financial statements.

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                             Three Months Ended              Nine Months Ended
                                                                  June 30,                        June 30,
                                                         --------------------------     ---------------------------
                                                              1994         1993            1994           1993
                                                              ----         ----            ----           ----
                                                                      (Restated Note 3)               (Restated Note 3)
 Operating revenue:
   Natural gas and petroleum products sales              $535,563,717   442,212,379   1,583,378,746   1,299,505,262
   Transportation                                           7,165,354     3,303,727      19,117,090      10,747,921
   Other                                                    2,210,288     2,074,287       9,586,210       6,128,735
                                                         ------------  ------------   -------------   -------------
                                                          544,939,359   447,590,393   1,612,082,046   1,316,381,918
                                                         ------------  ------------   -------------   -------------
 Operating expenses:
   Natural gas and petroleum products purchases           509,667,541   416,465,748   1,496,154,971   1,216,251,018
   Operations                                              11,160,758     8,943,297      33,030,125      25,925,693
   General and administrative                               8,355,648     5,504,737      22,345,456      16,516,768
   Depreciation and amortization                            7,973,911     6,018,215      22,792,937      17,424,918
                                                         ------------  ------------   -------------   -------------
                                                          537,157,858   436,931,997   1,574,323,489   1,276,118,397
                                                         ------------  ------------   -------------   -------------

         Income from operations                             7,781,501    10,658,396      37,758,557      40,263,521

 Other income (expense):
   Interest expense                                        (4,390,352)   (3,314,165)    (12,212,522)    (10,061,019)
   Interest income                                            361,983       344,543         887,442         909,034
   Other, net                                                  41,164       (43,964)         59,903        (141,750)
                                                         ------------  ------------   -------------   -------------
                                                           (3,987,205)   (3,013,586)    (11,265,177)     (9,293,735)
                                                         ------------  ------------   -------------   -------------

          Earnings before income taxes                      3,794,296     7,644,810      26,493,380      30,969,786

Provision for income taxes expense:
   Current                                                  1,392,682     1,959,073       7,143,365       8,573,831
   Deferred                                                   828,226     1,007,277       4,537,611       3,723,980
                                                         ------------  ------------   -------------   -------------
                                                            2,220,908     2,966,350      11,680,976      12,297,811
                                                         ------------  ------------   -------------   -------------

         Net earnings                                    $  1,573,388     4,678,460      14,812,404      18,671,975
                                                         ============  ============   =============   =============


Net earnings per common share                                $   .10           $.32             .99            1.28
                                                              ======        =======         =======         =======

Weighted average common shares
   outstanding (note 7)                                    15,078,857    14,615,658      15,014,860      14,594,943
                                                         ============  ============   =============   =============

Common stock dividends (note 5)                              $    .03           .03             .08             .08
                                                              ======        =======         =======         =======

See accompanying notes to consolidated financial statements

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                                  (Restated - Note 3)



                                                                                                  Unamortized
                                                                  Additional                    restricted stock       Total
                                                    Common          paid-in         Retained      compensation      stockholders'
                                                     stock          capital         earnings          award            equity
                                                   ---------      -----------      ----------   ----------------    ------------
Balance, September 30, 1992                        1,458,753      150,373,739      36,461,562      (2,008,379)      186,285,675
    Grant of 462 shares of compensatory
      stock                                               46           17,029            ---             ---             17,075
    Issuance of 16,980 shares of restricted
      common stock, net of forfeitures                 1,698          522,064            ---         (523,762)             ---
    Amortization of restricted stock awards             ---              ---             ---        1,338,992         1,338,992
    Exercise of stock options to purchase
      177,205 shares of common stock                  17,720        3,571,949            ---             ---          3,589,669
    Purchase and retirement of 58,775
      shares of common stock                          (5,877)      (2,112,843)           ---             ---         (2,118,720)
    Tax benefit from nonqualified stock
      options (Note 5)                                  ---         2,712,014            ---             ---          2,712,014
    Dividends declared on common stock                  ---              ---       (1,566,298)           ---         (1,566,298)
    Net earnings                                        ---              ---       23,547,499            ---         23,547,499
                                                  ----------      -----------      ----------      ----------       -----------

Balance, September 30, 1993                       $1,472,340      155,083,952      58,442,763      (1,193,149)      213,805,906
    Issuance of 264,089 shares of common
      stock related to acquisition                    26,409        9,987,582            ---             ---         10,013,991
    Issuance of 38,506 shares of restricted
      common stock, net of forfeitures                 1,926        1,322,867            ---       (1,324,793)             ---
    Amortization of restricted stock awards             ---              ---             ---        1,331,202         1,331,202
    Exercise of stock options to purchase
      85,424 shares of common stock                    4,337        1,752,622            ---             ---          1,756,959
    Adjustment of par value (note 5)                (749,440)         749,440            ---             ---               ---
    Adjustment for Grand Valley Merger (note 3)         ---              ---         (299,283)           ---           (299,283)
    Dividends declared on common stock                  ---              ---       (1,210,284)           ---         (1,210,284)
    Net earnings                                        ---              ---       14,812,404            ---         14,812,404
                                                  ----------      -----------      ----------      ----------       -----------

Balance, June 30, 1994                            $  755,572      168,896,463      71,745,600      (1,186,740)      240,210,895
                                                  ==========      ===========      ==========      ==========       ===========

         See accompanying notes to consolidated financial statements.

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Nine Months Ended June 30, 1994 and 1993
                                  (Unaudited)


                                                        1994           1993
                                                        ----           ----
                                                                  (Restated Note 3)
Net cash provided by operating activities          $  16,639,123     53,305,488
                                                    ------------    -----------

Cash flows from investing activities:
  Capital expenditures for property, plant and
   equipment                                        (100,057,673)   (52,793,281)
  Capital expenditures for gas contracts and
    other intangibles                                 (8,365,311)           ---
  Notes receivable, net                                1,059,766         10,214
  Proceeds from disposition of assets                    167,025        273,358
  Increase in other assets, net                       (2,962,799)    (2,529,396)
                                                    ------------    -----------
          Net cash used by investing activities     (110,158,992)   (55,039,105)
                                                    ------------    -----------

Cash flows from financing activities:
  Borrowings                                         130,000,000     36,482,649
  Repayments of debt                                 (54,000,000)   (16,209,000)
  Deferred financing costs                              (251,734)           ---
  Net proceeds from issuance of common stock           1,878,856        919,656
  Purchase of treasury stock                                 ---     (2,118,720)
  Dividends paid                                      (1,200,672)    (1,169,890)
  Increase in outstanding checks in excess of
   bank balances                                      23,612,847     12,869,689
                                                    ------------    -----------
          Net cash provided by financing
           activities                                100,039,297     30,774,384
                                                    ------------    -----------

             Net increase in cash and cash
              equivalents                              6,519,428     29,040,767
             Cash and cash equivalents, beginning
              of period                               63,586,968     40,806,440
                                                    ------------    -----------
             Cash and cash equivalents, end of
              period                               $  70,106,396   $ 69,847,207
                                                    ============    ===========


(continued on following page)

                      ASSOCIATED NATURAL GAS CORPORATION
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Nine Months Ended June 30, 1994 and 1993
                                  (Unaudited)
                        (continued from previous page)

                                                            1994         1993
                                                            ----         ----
                                                                      (Restated Note 3)
Supplemental disclosures of cash flow information:
   Cash paid for:
      Interest, net of amount capitalized                $14,240,047  12,465,405
                                                         ===========  ==========
      Income taxes                                       $ 6,377,725   4,955,932
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

     Grand Valley's consolidated financial statements reported prior to the merger reflected a year end of May 31 as compared to the Company's fiscal year end of September 30. As a result, the consolidated statements of operations reflect the combination of Grand Valley's and the Company's quarterly results through May 31, and June 30, 1994 and 1993, respectively. Consequently, Grand Valley's separate results of operations for the month of June 1994 and for the three months ended August 31, 1993 are not reflected in the consolidated statements of operations and have been charged directly to retained earnings as of June 30, 1994. Grand Valley's net revenues, operating loss, and net loss were approximately $104,683,000, ($264,000) and ($299,000), respectively, for these four months.

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



                                             ASSOCIATED NATURAL GAS CORPORATION
                                             ----------------------------------
                                             (Registrant)


Date     October 20, 1994
     ---------------------------
                                             By /s/ J. Roger Grace
                                               --------------------------------
                                               J. Roger Grace
                                               Treasurer
                                               (Principal Accounting Officer)